Form 10-Q
period 1996-09-30
KOALA CAPITAL CORP
filed 1996-11-12
CIK 894539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from                 to

Commission File No. 33-55254-29


                         STERLING WORLDWIDE CORPORATION
                      (formerly Koala Capital Corporation)
             (Exact name of Registrant as specified in its charter)


                  NEVADA                                       87-0438649
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)

2200 NW BOCA RATON BOULEVARD
SUITE 220
BOCA RATON, FLORIDA                                            33431
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (407) 367-8565


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


             Class                          Outstanding as of September 30, 1996
------------------------------------        ------------------------------------
$.001 Par Value Class A Common Stock                   11,100,000 SHARES

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

BASIS OF REPRESENTATION

General

     The accompanying unaudited financial statements, as of September 30, 1996, have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation, of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 1996, are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

     In addition to the unaudited financial statements, as of September 30, 1996, attached hereto, the Company has elected to include an interim audited financial statement prepared from the Company's books and records as of October 31, 1996. This added statement reflects certain changes which have occurred in the Company's make up as a result of a letter of intent entered into on September 25, 1996 to acquire control of Travelnet International and its subsidiary, Sterling Travel.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Acquisition

     On September 25, 1996 the Company entered into a non-binding letter of intent with the controlling shareholder of Travelnet International. The agreement provides that upon closing, which shall occur on or before December 25, 1996, the Company will own not less than 80% of Travelnet International. Travelnet International owns and operates Sterling Travel. Sterling Travel is an operating travel agency with unique characteristics and profit generating aspects. Sterling actively recruits outside, independent travel consultants. Presently, about 1,000 Sterling Travel affiliates use Sterling's licenses, memberships and bonding to introduce and sell travel products to their corporate and individual clients nationwide.

     The travel affiliate receives up to 70% of the commission, with 30% or more being retained by Sterling. Sterling also generates earnings from the sale of commercial sabre software, professional travel reference materials, training seminars, long distance services, internet virtual mall sites (retail store fronts), and other high profit products carried by Sterling cruise and tour departments. Management of the Company believes that the positive aspects of Sterling, which include economies of scale, available financing for continued growth, higher margin products that are available generally in the travel industry, high quality management and demonstrated successful financial management make Travelnet and Sterling Travel desirable targets for an acquisition. The letter of intent calls for 10,000,000 common restricted shares to be issued in the name of Lauri Gladstone, the controlling shareholder of Travelnet International, to be deposited in escrow and be delivered to Lauri Gladstone upon closing of the transaction. The shares have been issued in Lauri Gladstone's name and are currently held in escrow by Jim Barber, the Company's counsel.

Change in Corporate Officers and Directors.

     As part of the business combination and reorganization created by the letter of intent described above, David Yeaman and Krista Nielson have resigned as officers and directors of the Company. At the same time Mark Colacurcio was appointed as the Company's sole officer and director, and currently fills the role of President, Chairman of the Board and Corporate Secretary. The Company filed Form 8-K with the Securities and Exchange Commission describing this change.


Capital Requirements.

     Travelnet International, the designated subsidiary of the Company, must have capital to achieve its business plan which calls for growth from its present level of 1,000 travel affiliates to 10,000 travel affiliates by the end of 1998 and an increase in revenue from its current annualized level of about $10,000,000 to an annualized level of about $100,000,000 in two to three years. In order to obtain the necessary capital, Travelnet International has undertaken a private placement offering to raise $1,000,000. This offering is currently under way and sufficient monies have been raised to break escrow and further the business of Travelnet International and Sterling Travel. At the time of publication of this report, slightly less than $500,000 has been raised. Travelnet International expects that it will raise the entire $1,000,000 prior to closing the business combination between the Company and Travelnet International, scheduled to be on or before December 25, 1996.

Participation in Prize Fight.

     The Company has obtained a minority interest in the upcoming prize fight between Sugar Ray Leonard and Macho Comacho, to be held in Atlantic City, New Jersey in February, 1997. The Company will participate in profits generated from ticket sales, product sales, local and worldwide television distribution, etc.
The Company's designated subsidiary, Sterling Travel, will benefit from international exposure as a named sponsor in all press releases, promotional material, television and printed press presentations and other material regarding the fight.

Name Change

     Pursuant to the letter of intent and in preparation to closing the transaction described in the letter of intent, the Company changed its name on October 28, 1996 from Koala Capital Corporation to Sterling Worldwide Corporation.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits                                                  Page
                  2  Letter of Intent                                       L-1
                  99-1 Financial Statements as of September 30, 1996.       F-1
                  99-1 Financial Statements as of October 31, 1996.         E-1
                  Financial Data Schedule

         (b)      Reports on Form 8-K

                    During the quarter ended September 30, 1996 an 8-K was filed to announce the signing of a letter of intent between the Company and Travelnet International Corporation. The 8-K also announced the resignation of two (2) directors and appointment of a new director, as well as the announcement of change in control of the Registrant. The 8-K was dated August 27, 1996 and signed October 12, 1996.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       STERLING WORLDWIDE CORPORATION




Dated:  November 11, 1996               /s/ Mark Colacurcio
                                        -------------------
                                        Mark Colacurcio
                                        President, Chairman of the Board,
                                        Corporate Secretary and Director

                         Sterling Worldwide Corporation
                      (Formerly Koala Capital Corporation)
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                                             September 30,      December 31,
                                                                                                 1996                  1995
     ASSETS                                                                                   (unaudited)
     ------                                                                                   -----------       ------------------
CURRENT ASSETS
     Cash in bank                                                                         $           51,585    $           50,000
                                                                                          ------------------    ------------------

                                                                  TOTAL CURRENT ASSETS                51,585                50,000

OTHER ASSETS
     Investment (Note 5)                                                                              10,000                     0
                                                                                          ------------------    ------------------

                                                                                          $           61,585    $                0
                                                                                          ==================    ==================

     LIABILITIES & EQUITY
CURRENT LIABILITIES
     Payable - officer (Note 6)                                                           $            2,000    $                0
                                                                                          ------------------    ------------------

                                                             TOTAL CURRENT LIABILITIES                 2,000                     0

STOCKHOLDERS' EQUITY Common Stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 11,100,000 shares
         (1,100,000 at 12/31/95)                                                                      11,100                 1,100
     Additional paid-in capital                                                                       50,900                50,900
     Deficit accumulated during the
       development stage                                                                              (2,415)               (2,000)
                                                                                          ------------------    ------------------

                                                            TOTAL STOCKHOLDERS' EQUITY                59,585                50,000
                                                                                          ------------------    ------------------

                                                                                          $           61,585    $           50,000
                                                                                          ==================    ==================


See Selected Notes to Financial Statements.

                         Sterling Worldwide Corporation
                      (Formerly Koala Capital Corporation)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      5/2/86
                                                                                                                     (Date of
                                                        Three Months Ended              Nine Months Ended          inception) to
                                                    9/30/96           9/30/95        9/30/96         9/30/95          9/30/96
                                                    -------           -------        -------         -------          -------

Net Sales                                      $               0  $            0  $           0  $           0  $                0
Cost of sales                                                  0               0              0              0                   0
                                               -----------------  --------------  -------------  -------------  ------------------

                                GROSS PROFIT                   0               0              0              0                   0

General and administrative expenses                          415               0            415              0               2,415
                                               -----------------  --------------  -------------  -------------  ------------------

                           NET INCOME (LOSS)   $            (415) $            0  $        (415) $           0  $           (2,415)
                                               =================  ==============  =============  =============  ==================

Net income (loss) per weighted average share   $             .00  $          .00  $         .00  $         .00
                                               =================  ==============  =============  =============

Weighted average number of common shares
   used to compute net income (loss) per
   weighted average share                              2,186,957       1,000,000      1,464,964      1,000,000
                                               =================  ==============  =============  =============


See Selected Notes to Financial Statements.

                         Sterling Worldwide Corporation
                      (Formerly Koala Capital Corporation)
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                                     Deficit
                                                                                                                    Accumulated
                                                                    Common Stock                Additional            During
                                                                  Par Value $0.001                Paid-in           Development
                                                              Shares            Amount            Capital              Stage
                                                              ------            ------            -------              -----

Balances at 5/2/86 (Date of inception)                                  0  $             0   $               0  $                0
   Issuance of common stock (restricted)
     at $.002 per share at 8/7/86                               1,000,000            1,000               1,000
   Net loss for period                                                                                                      (1,950)
                                                       ------------------  ---------------   -----------------  ------------------
Balances at 12/31/86                                            1,000,000            1,000               1,000              (1,950)
   Net loss for year                                                                                                           (10)
                                                       ------------------  ---------------   -----------------  ------------------
Balances at 12/31/87                                            1,000,000            1,000               1,000              (1,960)
   Net loss for year                                                                                                           (10)
                                                       ------------------  ---------------   -----------------  ------------------
Balances at 12/31/88                                            1,000,000            1,000               1,000              (1,970)
   Net loss for year                                                                                                           (10)
                                                       ------------------  ---------------   -----------------  ------------------
Balances at 12/31/89                                            1,000,000            1,000               1,000              (1,980)
   Net loss for year                                                                                                           (10)
                                                       ------------------  ---------------   -----------------  ------------------
Balances at 12/31/90                                            1,000,000            1,000               1,000              (1,990)
   Net loss for year                                                                                                           (10)
                                                       ------------------  ---------------   -----------------  ------------------
Balances at 12/31/91                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                       ------------------  ---------------   -----------------  ------------------
Balances at 12/31/92                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                       ------------------  ---------------   -----------------  ------------------
Balances at 12/31/93                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                       ------------------  ---------------   -----------------  ------------------
Balances at 12/31/94                                            1,000,000            1,000               1,000              (2,000)
   Issuance of common stock (restricted)
     at $.50 per share at 12/1/95                                 100,000              100              49,900
   Net income for year                                                                                                           0
                                                       ------------------  ---------------   -----------------  ------------------
Balances at 12/31/95                                            1,100,000            1,100              50,900              (2,000)
   Issuance of common stock (restricted) at $.001
     per share at 9/20/96 (Note 5)                             10,000,000           10,000
   Net loss for period                                                                                                        (415)
                                                       ------------------  ---------------   -----------------  ------------------
Balances at 9/30/96                                            11,100,000  $        11,100   $          50,900  $           (2,415)
                                                       ==================  ===============   =================  ==================


See Selected Notes to Financial Statements.

                         Sterling Worldwide Corporation
                      (Formerly Koala Capital Corporation)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                      5/2/86
                                                                                                                     (Date of
                                                        Three Months Ended              Nine Months Ended          inception) to
                                                    9/30/96           9/30/95        9/30/96         9/30/95          9/30/96
                                                    -------           -------        -------         -------          -------

OPERATING ACTIVITIES
   Net income (loss)                           $            (415) $            0  $        (415) $           0  $           (2,415)
   Adjustments  to  reconcile  net  income
     (loss)  to cash  used  by  operating
     activities:
        Amortization                                           0               0              0              0                  50
                                               -----------------  --------------  -------------  -------------  ------------------

                          NET CASH (USED) BY
                        OPERATING ACTIVITIES                (415)              0           (415)             0              (2,365)

INVESTING ACTIVITIES
   Organization costs                                          0               0              0              0                 (50)
                                               -----------------  --------------  -------------  -------------  ------------------

                            NET CASH USED BY
                        INVESTING ACTIVITIES                   0               0              0              0                 (50)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                          0               0              0              0              52,000
   Payable - officer                                       2,000               0          2,000              0               2,000
                                               -----------------  --------------  -------------  -------------  ------------------

                        NET CASH PROVIDED BY
                        FINANCING ACTIVITIES               2,000               0          2,000              0              54,000
                                               -----------------  --------------  -------------  -------------  ------------------

                            INCREASE IN CASH
                        AND CASH EQUIVALENTS               1,585               0          1,585              0              51,585

Cash and cash equivalents at beginning
   of period                                              50,000               0         50,000              0                   0
                                               -----------------  --------------  -------------  -------------  ------------------

                     CASH & CASH EQUIVALENTS
                            AT END OF PERIOD   $          51,585  $            0  $      51,585  $           0  $           51,585
                                               =================  ==============  =============  =============  ==================

SUPPLEMENTAL INFORMATION
During the period ended September 30, 1996, the Company (pursuant to a letter of intent) issued 10,000,000 shares of its restricted common stock to acquire
500,000 shares of Travelnet International Corporation ("Travelnet"). The transaction has been recorded at par value of the stock issued. It is anticipated that in the near future, Travelnet will become an operating subsidiary of the Company and consolidated financial statements will be prepared.


See Selected Notes to Financial Statements.

                         Sterling Worldwide Corporation
                      (Formerly Koala Capital Corporation)
                          (A Development Stage Company)

                     SELECTED NOTES TO FINANCIAL STATEMENTS


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

          Accounting Methods
          The Company recognizes income and expenses based on the accrual method of accounting.

          Dividend Policy
          The Company has not yet adopted any policy regarding payment of dividends.

          Organization Costs
          The Company amortized its organization costs over a five year period.

          Income Taxes
          The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the Company has not yet realized income as of the date of this report, no provision for income taxes has been made.

          The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109"). Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

          At December 31, 1995, a deferred tax asset was not recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $2,000 which expires as follows:

              Year Ended                    Expires                 Amount
     ---------------------------  --------------------------  ------------------
           December 31, 1986           December 31, 2001      $            1,950
           December 31, 1987           December 31, 2002                      10
           December 31, 1988           December 31, 2003                      10
           December 31, 1989           December 31, 2004                      10
           December 31, 1990           December 31, 2005                      10
           December 31, 1991           December 31, 2006                      10
                                                              ------------------

                                                              $            2,000
                                                              ==================

          A change in control of the Company will most likely eliminate the net operating loss carryover.

          Cash and Cash Equivalents

          For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

NOTE 2: DEVELOPMENT STAGE COMPANY
          The Company was incorporated under the laws of the State of Utah on May 2, 1986 as Koala Capital Corporation and has been in the development stage since incorporation. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated as a Nevada corporation. On October 28, 1996, the name was changed to Sterling Worldwide Corporation. The Company intends to enter into the business of offering travel related services once Travelnet is acquired.

                         Sterling Worldwide Corporation
                      (Formerly Koala Capital Corporation)
                          (A Development Stage Company)

               SELECTED NOTES TO FINANCIAL STATEMENTS (continued)


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

NOTE 4: RELATED PARTY TRANSACTIONS
          The Company neither owns or leases any real property. Office services through August 1996 were provided, without charge, by Capital General Corporation. Office services are currently being provided without charge by Travelnet. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts. Also see Note 6 for other related party transactions.

NOTE 5: INVESTMENT
          The investment is 500,000 shares of the common stock of Travelnet International Corporation, a private Florida company. The investment is recorded at a cost of $10,000, represented by par value of the 10,000,000 restricted shares of the Company's stock issued to acquire the 500,000 shares pursuant to a letter of intent. The letter of intent needs to be finalized by December 25, 1996. It is anticipated that in the near future, Travelnet will become an operating subsidiary of the Company.

NOTE 6: PAYABLE - OFFICER
          At September 30, 1996, the Company owes $2,000 to its President for funds advanced to the Company. The advance is non-interest bearing and will be repaid in the near future.

NOTE 7: SUBSEQUENT EVENTS
          During October, the Company sold 2,000,000 shares of Regulation S stock for $125,000 cash.

                            KOALA CAPITAL CORPORATION
                            3098 South Highland Drive
                           Salt Lake City, Utah 84106
--------------------------------------------------------------------------------


August 14, 1996


Board of Directors
Travelnet International Corp.
2200 Northwest Boca Raton Blvd., Suite 220
Boca Raton, FL 33431

Lauri Doll Gladstone
2200 Northwest Boca Raton Blvd., Suite 220
Boca Raton, FL 33431

RE: Proposed reorganization

Dear Prospective Parties:

This letter constitutes a letter of intent issued by Koala Capital Corp. on the date first above written in contemplation of a reorganization in which Travelnet International Corp. ("Travelnet"), Lauri Doll Gladstone ("Gladstone") and Koala Capital Corp. ("Koala") will be parties. The terms of the proposed reorganization are as follows:

1. Koala offers to acquire 500,000 common shares of Travelnet which are presently owned beneficially and of record by Gladstone, or such other number of Travelnet shares as shall constitute not less than 80% of the total number of Travelnet shares which shall be outstanding on the date of the closing.

2. As consideration for the aforesaid shares held by Gladstone, Koala will issue in favor of Gladstone or her designees 10,000,000 One Mil ($.001) par value common shares of Koala, or such other number of shares as shall, on the date of the close, constitute not less than 90.0% of the issued and outstanding shares of Koala.

3. The aforesaid transaction will be structured as a tax fee exchange pursuant to the provisions of Section 368(a)(1)(B) and 351 of the Internal Revenue Code of 1954, as amended. A competent tax opinion presented by either party which opines that either party will suffer a taxable gain in the contemplated transaction will constitute good cause to terminate or amend this letter of intent.

4. Within ten (10) days of the execution of this letter of intent by all the parties, Koala will cause to be issued certificates representing 10,000,000, or such other number of its One Mil par value common shares, as shall constitute 90.0% of the shares of Koala outstanding after the close, registered to Gladstone or such other persons and in such numbers as Gladstone may have theretofore designated in writing. These certificates shall be delivered to James N. Barber, Esq., Fourth Floor, Bank One Tower, 50 West Broadway, Salt Lake City, Utah 84111 who shall hold the same as escrow agent pending the closing. These shares will not, when issued, have been registered under the Securities Act of 1933, but will have been issued in reliance on the exemption from registration provided by Section 4(2) of the Act for transactions by an issuer not involving any public offering. The certificates representing the shares will bear standard form restrictive legends. By her signature hereon, Gladstone acknowledges that she has been advised that the Koala shares to be issued to her in the exchange will not, when they are issued, have been registered under the Securities Act of 1933, that they are "Restricted Securities" as that term is defined by paragraph (b) of SEC Rule 144 under the Act, and that she is purchasing the shares for investment and not with a view to distribution. Gladstone consents to the placement of investment legends on the certificates representing the shares and the placement of stop-transfer instructions barring transfer of the shares on the books and records of the corporation until they are registered, or until in the opinion of counsel for Koala, resale of the shares by their registered owners would be exempt from registration.

Travelnet International Corp.
Lauri Doll Gladstone
August 14, 1996
Page 2



5. Within Fifteen days of the date first above written, Gladstone shall deliver to the Escrow Agent certificates representing not less than 80% of the issued and outstanding common shares of Travelnet.

6. Contemporaneously with the execution of this letter of intent, Koala shall deliver the following documents to the Escrow Agent:

     a.   Duly executed resignations of all the present officers of Koala; and

     b. Minutes executed by those directors prior to their resignations appointing Mark Colacurcio, 1725 S.W. 8th Street, Boca Raton, Florida 33486 as the sole interim director, and as President and Secretary of Koala. Those minutes will also contain a description of this agreement and a specific authorization directing Colacurcio to execute a formal plan and agreement of reorganization including the provisions set forth in this agreement, at the closing.

7. The plan and Agreement of Reorganization contemplated by this Letter of Intent shall be closed by the signature of the parties, within twenty-five
     (25) days of the date hereof, at the offices of James N. Barber at the address set forth above, at Salt Lake City, Utah.

8.   At the closing, James N. Barber shall:

     a. Deliver all certificates representing Koala shares which are in his possession to Gladstone or her written designees; and

     b.   Deliver the Travelnet certificates in his possession to Koala.

If, as parties to the proposed reorganization, you agree with the terms set forth herein, please sign this letter at the places indicated and return the signed letters to the escrow agent at the address listed above, within five (5) days.

                                         KOALA CAPITAL CORP.



                                         By:
                                         President




         Lauri Doll Gladstone

                                         Accepted by Escrow Agent:




                                             James N. Barber

                                    CONTENTS

                                      PAGE

INDEPENDENT AUDITOR'S REPORT...............................      E-2
BALANCE SHEETS.............................................      E-3
STATEMENTS OF OPERATIONS...................................      E-4
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY...............      E-5
STATEMENTS OF CASH FLOWS...................................      E-6
NOTES TO FINANCIAL STATEMENTS..............................      E-7

                                 SMITH & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                       CRANDALL BUILDING SUITE 700
AMERICAN INSTITUTE OF                             10 WEST 100 SOUTH
     CERTIFIED PUBLIC ACCOUNTANTS                 SALT LAKE CITY, UTAH 84101
UTAH ASSOCIATION OF                               TELEPHONE:     (801) 575-8297
     CERTIFIED PUBLIC ACCOUNTANTS                 FACSIMILE:     (801) 575-8306
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Sterling Worldwide Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of Sterling Worldwide Corporation (formerly Koala Capital Corporation) (a development stage company) as of October 31, 1996 and December 31, 1995 and 1994, and the related statements of operations, changes in stockholders' equity, and cash flows for the ten (10) months ended October 31, 1996 and the years ended December 31, 1995, 1994 and 1993 and for the period of May 2, 1986 (date of inception) to October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Worldwide Corporation (formerly Koala Capital Corporation) (a development stage company) as of October 31, 1996 and December 31, 1995 and 1994 and the results of its operations, changes in stockholders' equity and its cash flows for the ten (10) months ended October 31, 1996 and the years ended December 31, 1995, 1994, and 1993 and for the period of May 2, 1986 (date of inception) to October 31, 1996 in conformity with generally accepted accounting principles.


                                                   s/ Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
November 1, 1996

                         Sterling Worldwide Corporation
                      (Formerly Koala Capital Corporation)
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                        October 31,                     December 31,
                                                                     -----------------    ---------------------------------------
                                                                           1996                  1995                  1994
                                                                     -----------------    ------------------    -----------------
     ASSETS
CURRENT ASSETS
     Cash in bank                                                    $         123,489    $           50,000    $                0
     Receivable - related party (Note 5)                                        53,750                     0                     0
     Prepaid expense                                                             2,000                     0                     0
                                                                     -----------------    ------------------    ------------------

                                            TOTAL CURRENT ASSETS               179,239                50,000                     0

OTHER ASSETS
     Organization costs (Note 1)                                                     0                     0                     0
     Investment (Note 6)                                                        10,000                     0                     0
                                                                     -----------------    ------------------    ------------------
                                                                                10,000                     0                     0
                                                                     -----------------    ------------------    ------------------

                                                                     $         189,239    $           50,000    $                0
                                                                     =================    ==================    ==================

     LIABILITIES & EQUITY
CURRENT LIABILITIES
     Payable - officer (Note 7)                                      $           2,000    $                0    $                0
                                                                     -----------------    ------------------    ------------------

                                       TOTAL CURRENT LIABILITIES                 2,000                     0                     0

STOCKHOLDERS' EQUITY Common Stock $.001 par value:
         Authorized - 100,000,000 shares
         Issued and outstanding 13,100,000 shares
             (1,100,000 at 12/31/95 and 1,000,000
              at 12/31/94)                                                      13,100                 1,100                 1,000
     Additional paid-in capital                                                173,900                50,900                 1,000
     Earnings (deficit) accumulated during the
         development stage                                                         239                (2,000)               (2,000)
                                                                     -----------------    ------------------    ------------------

                                      TOTAL STOCKHOLDERS' EQUITY               187,239                50,000                     0
                                                                     -----------------    ------------------    ------------------

                                                                     $         189,239    $           50,000    $                0
                                                                     =================    ==================    ==================


See Notes to Financial Statements.

                         Sterling Worldwide Corporation
                      (Formerly Koala Capital Corporation)
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                      Ten                                                             5/2/86
                                                    Months                                                           (Date of
                                                     Ended                   Year Ended December 31,               inception) to
                                                                  --------------------------------------------
                                                   10/31/96            1995           1994            1993           10/31/96
                                               -----------------  --------------  -------------  -------------  ------------------

Commissions                                    $           3,750  $            0  $           0  $           0  $            3,750
   Cost of sales                                               0               0              0              0                   0
                                               -----------------  --------------  -------------  -------------  ------------------

                                GROSS PROFIT               3,750               0              0              0               3,750

General and administrative expenses                        1,511               0              0              0               3,511
                                               -----------------  --------------  -------------  -------------  ------------------

                                  NET INCOME   $           2,239  $            0  $           0  $           0  $              239
                                               =================  ==============  =============  =============  ==================

Net income per weighted average share          $             .00  $          .00  $         .00  $         .00
                                               =================  ==============  =============  =============

Weighted average number of common shares
   used to compute net income per
   weighted average share                              2,457,377       1,008,333      1,000,000      1,000,000
                                               =================  ==============  =============  =============


See Notes to Financial Statements.

                         Sterling Worldwide Corporation
                      (Formerly Koala Capital Corporation)
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                     Earnings
                                                                                                                     (Deficit)
                                                                                                                    Accumulated
                                                                    Common Stock                Additional            During
                                                                  Par Value $0.001                Paid-in           Development
                                                              Shares            Amount            Capital              Stage
                                                              ------            ------            -------              -----

Balances at 5/2/86 (Date of inception)                                  0  $             0   $               0  $                0
   Issuance of common stock (restricted)
     at $.002 per share at 8/7/86                               1,000,000            1,000               1,000
   Net loss for period                                                                                                      (1,950)
                                                       ------------------  ---------------   -----------------  ------------------
Balances at 12/31/86                                            1,000,000            1,000               1,000              (1,950)
   Net loss for year                                                                                                           (10)
                                                       ------------------  ---------------   -----------------  ------------------
Balances at 12/31/87                                            1,000,000            1,000               1,000              (1,960)
   Net loss for year                                                                                                           (10)
                                                       ------------------  ---------------   -----------------  ------------------
Balances at 12/31/88                                            1,000,000            1,000               1,000              (1,970)
   Net loss for year                                                                                                           (10)
                                                       ------------------  ---------------   -----------------  ------------------
Balances at 12/31/89                                            1,000,000            1,000               1,000              (1,980)
   Net loss for year                                                                                                           (10)
                                                       ------------------  ---------------   -----------------  ------------------
Balances at 12/31/90                                            1,000,000            1,000               1,000              (1,990)
   Net loss for year                                                                                                           (10)
                                                       ------------------  ---------------   -----------------  ------------------
Balances at 12/31/91                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                       ------------------  ---------------   -----------------  ------------------
Balances at 12/31/92                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                       ------------------  ---------------   -----------------  ------------------
Balances at 12/31/93                                            1,000,000            1,000               1,000              (2,000)
   Net income for year                                                                                                           0
                                                       ------------------  ---------------   -----------------  ------------------
Balances at 12/31/94                                            1,000,000            1,000               1,000              (2,000)
   Issuance of common stock (restricted)
     at $.50 per share at 12/1/95                                 100,000              100              49,900
   Net income for year                                                                                                           0
                                                       ------------------  ---------------   -----------------  ------------------
Balances at 12/31/95                                            1,100,000            1,100              50,900              (2,000)
   Issuance of common stock (restricted) at $.001
     per share at 9/20/96 (Note 6)                             10,000,000           10,000
   Issuance of common stock (Regulation S) at
     $.0625 per share for cash at 10/29/96                      2,000,000            2,000             123,000
   Net income for period                                                                                                     2,239
                                                       ------------------  ---------------   -----------------  ------------------

Balances at 10/31/96                                           13,100,000  $        13,100   $         173,900  $              239
                                                       ==================  ===============   =================  ==================


See Notes to Financial Statements.

                         Sterling Worldwide Corporation
                      (Formerly Koala Capital Corporation)
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                      Ten                                                             5/2/86
                                                    Months                                                           (Date of
                                                     Ended                   Year Ended December 31,               inception) to
                                                                  --------------------------------------------
                                                   10/31/96            1995           1994            1993           10/31/96
                                               -----------------  --------------  -------------  -------------  -------------

OPERATING ACTIVITIES
   Net income                                  $           2,239  $            0  $           0  $           0  $              239
   Adjustments to reconcile net income
     to cash provided by operating activities:
       Amortization                                            0               0              0              0                  50
                                               -----------------  --------------  -------------  -------------  ------------------

                        NET CASH PROVIDED BY
                        OPERATING ACTIVITIES               2,239               0              0              0                 289

INVESTING ACTIVITIES
   Receivable - related party                            (53,750)              0              0              0             (53,750)
   Prepaid expense                                        (2,000)              0              0              0              (2,000)
   Organization costs                                          0               0              0              0                 (50)
                                               -----------------  --------------  -------------  -------------  ------------------

                            NET CASH USED BY
                        INVESTING ACTIVITIES             (55,750)              0              0              0             (55,800)

FINANCING ACTIVITIES
   Proceeds from sale of common stock                    125,000          50,000              0              0             177,000
   Payable - officer                                       2,000               0              0              0               2,000
                                               -----------------  --------------  -------------  -------------  ------------------

                        NET CASH PROVIDED BY
                        FINANCING ACTIVITIES             127,000          50,000              0              0             179,000
                                               -----------------  --------------  -------------  -------------  ------------------

                            INCREASE IN CASH
                        AND CASH EQUIVALENTS              73,489          50,000              0              0             123,489

Cash and cash equivalents at beginning
   of year                                                50,000               0              0              0                   0
                                               -----------------  --------------  -------------  -------------  ------------------

                     CASH & CASH EQUIVALENTS
                            AT END OF PERIOD   $         123,489  $       50,000  $           0  $           0  $          123,489
                                               =================  ==============  =============  =============  ==================

SUPPLEMENTAL INFORMATION
During the period ended October 31, 1996, the Company (pursuant to a letter of intent) issued 10,000,000 shares of its restricted common stock to acquire
500,000 shares of Travelnet International Corporation ("Travelnet"). The transaction has been recorded at par value of the stock issued. It is anticipated that in the near future, Travelnet will become an operating subsidiary of the Company and consolidated financial statements will be prepared.



See Notes to Financial Statements.

                         Sterling Worldwide Corporation
                      (Formerly Koala Capital Corporation)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
          Accounting Methods
          The Company recognizes income and expenses based on the accrual method of accounting.

          Dividend Policy
          The Company has not yet adopted any policy regarding payment of dividends.

          Organization Costs
          The Company amortized its organization costs over a five year period.

          Income Taxes
          The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the Company has not yet realized significant income as of the date of this report, no provision for income taxes has been made.

          The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109"). Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

          At December 31, 1995, a deferred tax asset was not recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $2,000 which expires as follows:

                 Year Ended                 Expires                 Amount
        ---------------------------  -----------------------  ------------------
              December 31, 1986           December 31, 2001   $            1,950
              December 31, 1987           December 31, 2002                   10
              December 31, 1988           December 31, 2003                   10
              December 31, 1989           December 31, 2004                   10
              December 31, 1990           December 31, 2005                   10
              December 31, 1991           December 31, 2006                   10
                                                              ------------------

                                                              $            2,000
                                                              ==================

          A change in control of the Company will most likely eliminate the net operating loss carryover.

          Cash and Cash Equivalents
          For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

NOTE 2: DEVELOPMENT STAGE COMPANY
          The Company was incorporated under the laws of the State of Utah on May 2, 1986 as Koala Capital Corporation and has been in the development stage since incorporation. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated as a Nevada corporation. On October 28, 1996, the name was changed to Sterling Worldwide Corporation. The Company intends to enter into the business of offering travel related services once Travelnet is acquired.

                         Sterling Worldwide Corporation
                      (Formerly Koala Capital Corporation)
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (continued)


NOTE 3: CAPITALIZATION
          On the date of incorporation, the Company sold 1,000,000 shares of its common stock to Capital General Corporation for $2,000 cash for an average consideration of $.002 per share. On December 1, 1995, the Company sold an additional 100,000 shares of its common stock to
          Capital General Corporation for $50,000 cash for an average consideration of $.50 per share. On October 29, 1996, the Company sold 2,000,000 shares of Regulation S stock for $125,000 cash for an average consideration of $.0625 per share. The Company's authorized stock includes 100,000,000 shares of common stock at $.001 par value.

NOTE 4: RELATED PARTY TRANSACTIONS
          The Company neither owns or leases any real property. Office services through August 1996 were provided, without charge, by Capital General Corporation. Office services are currently being provided without charge by Travelnet. Such costs are immaterial to the financial statements, and, accordingly, have not been reflected therein. The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts. Also see Notes 5 and 7 for other related party transactions.

NOTE 5: RECEIVABLE - RELATED PARTY
          At October 31, 1996, the Company is owed $53,750 by Richard Gladstone, the husband of the controlling shareholder of Travelnet. Richard Gladstone is owed $500,000 for a loan made to the promoters of the boxing match between Sugar Ray Leonard and Hector Camacho to be held in February, 1997. The loan bears interest at 24% per annum. $250,000 is due by March 15, 1997 and $250,000 plus all unpaid interest and a commission of $37,500 is due by April 15, 1997. The loan is secured by the promoter's sale of foreign transmission rights up to $600,000. The promoter is also to use and recommend Sterling Travel, controlled by Gladstone's wife, for as many travel services as possible in connection with the boxing event. Sterling Travel is a subsidiary of Travelnet.

          During October, the Company purchased 10% of Gladstone's interest in the receivable for $50,000. A $3,750 commission has been accrued at October 31, 1996 which represents the Company's 10% share of the commission.

NOTE 6: INVESTMENT
          The investment is 500,000 shares of the common stock of Travelnet International Corporation, a private Florida company. The investment is recorded at a cost of $10,000, represented by par value of the 10,000,000 restricted shares of the Company's stock issued to acquire the 500,000 shares pursuant to a letter of intent. The letter of intent needs to be finalized by December 25, 1996. It is anticipated that in the near future, Travelnet will become an operating subsidiary of the Company.

NOTE 7: PAYABLE - OFFICER
          At October 31, 1996, the Company owes $2,000 to its President for funds advanced to the Company. The advance is non-interest bearing and will be repaid in the near future.