Form 10-Q
period 1997-03-31
STERLING WORLDWIDE CORP
filed 1997-10-28
CIK 894539

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1997

                         STERLING WORLDWIDE CORPORATION
             (Exact name of registrant as specified in its charter)

                          NEVADA                                             87-0438649
(State or other jurisdiction of incorporation or organization)       I.R.S. Employer Id. Number.

                       1301 N. Congress Avenue, Suite 135,
                          Boynton Beach, Florida 33426
                                 (561) 732-1200
          (Address and telephone number of principal executive offices)

                            KOALA CAPITAL CORPORATION
                             2200 Boca Raton Blvd.,
                            Boca Raton, Florida 33431
          (Former Name or Former Address, if Changed Since Last Report)



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ___ Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                       N/A

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Registrant has 500,000,000 shares of common stock authorized as of October 14, 1997, 51,045,326 shares issued and outstanding, par value $.001.

        Registrant has 10,000,000 shares of Preferred Stock, Class A authorized and issued and outstanding as of October 14, 1997, par value $1.00.

        Registrant has 490,000,000 shares of Preferred Stock, Class B authorized but none issued and outstanding as of October 14, 1997, par value $.001.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        The Consolidated Financial Statements of the Registrant required to be filed with this 10-Q Quarterly Report were prepared by Berkovits & Company, P.A. and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements present fairly the financial condition of the Registrant.






                     - THIS SPACE INTENTIONALLY LEFT BLANK -

                         Sterling Worldwide Corporation
         (Formerly Known as Koala Capital Corporation) And Subsidiaries
                        Consolidated Financial Statements
                              As of March 31, 1997
                                   (Unaudited)

                 Sterling Worldwide Corporation and Subsidiaries
                        Consolidated Financial Statements
                              As of March 31, 1997
                                   (Unaudited)



                                      Index

                                                                           Page

Accountants' Unaudited Report                                              1

Financial Statements

  Balance Sheet                                                            2

  Statement of Operations                                                  3

  Statement of Stockholders' Equity                                        4

  Statement of Cash Flows                                                  5

  Notes to Financial Statements                                            6-12

To the Board of Directors and Stockholders
Sterling Worldwide Corp. and Subsidiaries



The accompanying consolidated balance sheets of Sterling Worldwide Corp. and Subsidiaries as of March 31, 1997, and the related statements of operations and cash flows for the three months then ended were not audited by us and, accordingly, we do not express an opinion on them.






/s/ Berkovitz & Co., P.A.
    ------------------------
    Berkovitz & Co., P.A.



Plantation, Florida
September 24, 1997

                 Sterling Worldwide Corporation and Subsidiaries
                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                               3/31/97      12/31/96
                                                                              Unaudited      Audited
                                                                              ---------     ---------
Current Assets
  Cash and cash equivalents                                                   $ 291,876     $ 406,109
  Accounts receivable:
   Trade receivables                                                             68,957        40,849
   Officer receivables                                                           56,229        77,397
  Prepaid expenses                                                               14,224        10,331
                                                                              ---------     ---------

        Total Current Assets                                                    431,286       534,686

Property and equipment, net                                                       9,396         5,750

Intangible assets, net                                                           17,764        18,781

Other assets                                                                        169         1,500
                                                                              ---------     ---------

        Total Assets                                                          $ 458,615     $ 560,717
                                                                              =========     =========

                      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                                            $     368        57,084
  Payroll taxes payable                                                           4,784         5,101
  Accrued expenses                                                                   --         5,117

        Total Current Liabilities                                                 5,152        67,302

Minority interest in subsidiary                                                  45,698        46,049

        Total Liabilities                                                        50,850       113,351
                                                                              ---------     ---------

Stockholders' Equity
  Preferred stock, Class A, $1 par value, 10,000,000 shares authorized, no shares issued and outstanding

  Preferred stock, Class B, $.001 par value, 490,000,000 shares authorized, no shares issued and outstanding

  Common stock; $.001 par value;
   500,000,000 shares authorized; 16,375
   shares issued and outstanding                                                     16            16
  Additional paid in capital                                                    467,796       467,796
  Accumulated (deficit)                                                         (60,047)      (20,446)
                                                                              ---------     ---------

        Total Stockholders' Equity                                              407,765       447,366
                                                                              ---------     ---------

        Total Liabilities and Stockholders' Equity                            $ 458,615     $ 560,717
                                                                              =========     =========

   The accompanying notes are an integral part of these financial statements.

                        Sterling Worldwide Corporation and Subsidiaries
                             Consolidated Statement of Operations
                                          (Unaudited)



                                                            Three Months Ended
                                                      March 31, 1997      March 31, 1996
                                                         Unaudited          Unaudited
Revenues
  Commissions                                           $ 1,678,563        $       -0-
  Interest                                                    1,138                -0-

        Total Revenues                                    1,679,701                -0-
                                                        -----------        -----------
Costs and Expenses
  Costs of goods sold                                     1,489,107                -0-
  General and administrative                                230,539                -0-
                                                        -----------        -----------
        Total Costs and Expenses                          1,719,646                -0-

        Consolidated net (loss) before
        minority interest                                   (39,945)               -0-

Minority interest in subsidiary earnings                        344                -0-
                                                        -----------        -----------
        Consolidated net (loss)                         $   (39,601)       $       -0-
                                                        ===========        ===========

Weighted average number of shares
 outstanding                                                 16,375              1,261
                                                        ===========        ===========

Net (loss) per common share                             $     (2.42)       $       -0-
                                                        ===========        ===========

The accompanying notes are an integral part of these financial statements.

                         Sterling Worldwide Corporation
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)




                              Common Stock
                         -----------------------    Additional
                             Par Value $0.001         Paid In    Accumulated
                           Shares        Amount       Capital      Deficit        Total
                         ---------     ---------     ---------    ---------     ---------
Balance- 12/31/95            1,375             1        51,999       (2,000)       50,000

Issuance of common
 stock (Regulation S)
 for cash at $50
 per share on
 10/29/96                    2,500             3       124,997                    125,000

Issuance of common
 stock (restricted)
 on 12/24/96 for net
 assets of Traveled
 International Corp.        12,500            12       290,800                    290,812

Net loss for year                                                   (18,446)      (18,446)
                         ---------     ---------     ---------    ---------     ---------

Balance-12/31/96            16,375            16       467,796      (20,446)      447,366

Net loss for quarter
ended 3/31/97                                                       (39,601)      (39,601)

Balance-3/31/97             16,375     $      16     $ 467,796    $ (60,047)    $ 407,765
                         =========     =========     =========    =========     =========

The accompanying notes are an integral part of these financial statements.

                           Sterling Worldwide Corporation and Subsidiaries
                                Consolidated Statement of Cash Flows
                                             (Unaudited)

                                                          Three Months Ended
                                                     March 31, 1997  March 31, 1996
                                                        Unaudited      Unaudited
                                                        ---------      ---------
Cash flows from operating activities:
  Net income (loss)                                     $ (39,601)     $     -0-
  Adjustments to reconcile net loss to
   net cash used in operating activities
    Depreciation and amortization                           2,586            -0-
    (Increase) trade receivables                          (28,108)           -0-
    Decrease in officer receivable                         21,168            -0-
    (Increase) prepaid expenses                            (3,893)           -0-
    (Decrease) in minority interest                          (351)
    (Decrease) in other assets                               (133)           -0-
    (Decrease) in accounts payable                        (56,716)           -0-
    (Decrease) in payroll tax payable                        (317)           -0-
    (Decrease) in accrued expenses                         (5,117)           -0-

    Net cash used in operating activities                (109,018)           -0-
                                                        ---------      ---------

Cash flows provided for investing activities:
    Purchase of property and equipment                     (5,215)           -0-
                                                        ---------      ---------

    Net cash used in investing activities                  (5,215)           -0-
                                                        ---------      ---------

Net decrease in cash and cash equivalents                (114,233)           -0-

Cash and cash equivalents, beginning of year              406,109         50,000
                                                        ---------      ---------

Cash and cash equivalents, end of period                $ 291,876      $  50,000
                                                        ---------      ---------

The accompanying notes are an integral part of these financial statements.

                 Sterling Worldwide Corporation and Subsidiaries
                      (Formerly Koala Capital Corporation)
                          Notes to Financial Statements




Note 1         ORGANIZATION

               The Company was incorporated under the laws of the State of Utah on May 2, 1986 as Koala Capital Corporation and was in the development stage since incorporation until December 24, 1996. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated as a Nevada corporation. On October 28, 1996, the name was changed to Sterling Worldwide Corporation.

Note 2         SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

               Principles of Consolidation - The consolidated financial statements include the accounts of Sterling Worldwide Corporation and majority owned subsidiary Traveled International Corporation and its subsidiary Sterling AKG Corp. All significant intercompany transactions have been eliminated.

               Accounting Methods - The Company recognizes income and expenses based on the accrual method of accounting in accordance with generally accepted accounting principles.

               Dividend Policy - The Company has not yet adopted any policy regarding payment of dividends.

               Organization Costs - The Company amortizes its organization costs over a five year period.

               Income Taxes - The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the Company has not yet realized significant income as of the date of this report, no provision for income taxes has been made.

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

                 Sterling Worldwide Corporation and Subsidiaries
                      (Formerly Koala Capital Corporation)
                          Notes to Financial Statements




               Cash and Cash Equivalents - For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in financial institutions which are federally insured up to a limit of $100,000.

               Loss Per Share - Loss per share is calculated by dividing net loss by the weighted average common stock and common stock equivalents outstanding during the period, adjusted to give effect to a 1 for 4 reverse stock split in April 1997 and a 1 for 200 reverse split in July 1997.

               Property and Equipment - Property and equipment are recorded at cost. The Company follows the practice of charging expenditures for additions or major replacements to the asset accounts. When assets are retired or otherwise disposed of, the cost or other basis thereof, and the related accumulated depreciation are eliminated from the respective accounts with any gain or loss being recognized in that period. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets as follows:

                                                                           Years
               Equipment, Furniture and Improvements                         5

Note 3         CAPITALIZATION

               On the date of incorporation, the Company sold 1,250 shares of its common stock to Capital General Corporation for $2,000 cash for an average consideration of $1.60 per share. On December 1, 1995, the Company sold an additional 125 shares of its common stock to Capital General Corporation for $50,000 cash for an average consideration of $400 per share. On October 29, 1996, the Company sold 2,500 shares of Regulation S stock for $125,000 cash for an average consideration of $50 per share.

                 Sterling Worldwide Corporation and Subsidiaries
                      (Formerly Koala Capital Corporation)
                          Notes to Financial Statements


NOTE 4         ACQUISITIONS

               On December 24, 1996, Sterling Worldwide Corporation acquired 585,000 shares of Traveled International Corporation or 86.4% of its outstanding stock by transferring 12,500 shares of common restricted shares of its common stock.

               The acquisition was accounted for as a purchase with the results of operations of Traveled International and its wholly owned subsidiary Sterling AKG Corp. are included from the acquisition date.

NOTE 5         MINORITY INTERESTS

               On December 24, 1996, Sterling Worldwide Corporation acquired 86.4% of the outstanding stock of Traveled International Corporation. Total assets of $424,452 were acquired with liabilities assumed of $87,591. For financial reporting purposes the assets and liabilities are included in Sterling Worldwide Corporation consolidated financial statements and the outside investors interest in Traveled International Corporation is reflected as a minority interest.

                 Sterling Worldwide Corporation and Subsidiaries
                      (Formerly Koala Capital Corporation)
                          Notes to Financial Statements

Note 6         PROPERTY AND EQUIPMENT

               Property and equipment is summarized as follows:

                                                                March 31,
                                                                   1997
               Furniture                                         $  9,669
                                                                 --------
                      Less accumulated depreciation                  (268)
                                                                 --------
                                                                 $  9,401
                                                                 ========

               Depreciation expense for the quarter ended March 31, 1997 was $89.

Note 7         RELATED PARTY TRANSACTIONS

               1. Receivable Officer

               At March 31, 1997, the Company is owed $4,235 from its President for funds advanced from the Company. The loan is non-interest bearing.

               2. Receivable Related Party

               At March 31, 1997, the Company is owed $51,995 by Richard Gladstone, the husband of the former controlling shareholder of Traveled International Corporation. Richard Gladstone is owed $500,000 for a loan made to the promoters, New Contenders, Inc. of the boxing match between Sugar Ray Leonard and Hector Camacho which was held in February, 1997. The loan bears interest at 24% per annum. $250,000 was due by March 15, 1997 and $250,000 plus all unpaid interest and a commission of $37,500 was due April 15, 1997. The loan is secured by the promoter's sale of foreign transmission rights up to $600,000. In October 1996, the Company purchased 10% of Gladstone's interest in the receivable for $50,000. A $3,750 commission was accrued at October 31, 1996 which represents the Company's 10% share of the commission. The amounts will be repaid to Sterling on the same terms that New Contenders, Inc. repays its advance to Richard Gladstone. No amounts have been repaid to date.

                 Sterling Worldwide Corporation and Subsidiaries
                      (Formerly Koala Capital Corporation)
                          Notes to Financial Statements




NOTE 8         COMMITMENTS

               The Company entered into a twelve month lease which expires July 31, 1998 for its operating facilities in Boca Raton, Florida. The lease calls for a monthly base rental plus Florida sales tax.

               Future minimum payments under noncancellable operating leases with initial terms of one year or more (excluding taxes and cost of living adjustments) are as follows:

                                                       March 31, 1997
                                                       --------------
                      1997                                $  15,776
                      1998                                   12,918
                                                          ---------
                      Total minimum lease payments        $  28,694
                                                          =========

Note 9         SUBSEQUENT EVENTS

               On April 15, 1997, The Company reverse split its common stock on a 1 for 4 basis. The number of shares outstanding prior to the split was 13,100.000. The number of shares outstanding after this split was 3,275,000.

               On July 2, 1997, the Company reverse split its common stock on a 1 for 200 basis. The number of shares outstanding prior the split was 3,275,000. The number of shares outstanding after this split is 16,375.

               All references to common stock retroactively reflect the stock splits.

               On July 11, 1997, the Company amended its Articles of Incorporation and Bylaws to provide for the following amended capital structure:

               1. Authorized share capital be increased from 100,000,000 total shares of common stock to 500,000,000 shares of $.001 par value.

               2. Authorized a series of 10,000,000 shares of Class A Preferred Stock of $1.00 per share par value. The Class A Preferred Shares shall have superpriority voting rights of 100,000 votes per share and that the holders of the Class A shares shall have the right to elect majority of the directors to the Board of the Company, and

               3. Authorized 490,000,000 shares of Class B Preferred Stock which shares shall be non-voting and have a par value of $.001 per share and shall be convertible into one share of common stock at a conversion rate of ten shares of common stock for each Preferred Share surrendered.

                 Sterling Worldwide Corporation and Subsidiaries
                      (Formerly Koala Capital Corporation)
                          Notes to Financial Statements


Note 10 On July 11, 1997, the Board of Directors adopted a stock grant for key employees, consultants and attorneys. The maximum number of shares available for issuance under the plan is 1,000,000 shares of common stock.

               On August 7, 1997, the Company agreed to dispose of the Company's majority owned operating subsidiary, Traveled International Corporation and its wholly subsidiary Sterling AKG Corp. in exchange for the common stock owned by its majority shareholder, Laurie Doll Gladstone. The shares are now owned by LaSalle Group, Ltd. Gladstone received an irrevocable three year put option which requires the corporation to purchase Gladstone's 584,400 shares in Traveled for $2,000,000 in fully registered shares of the corporation. If the corporation does not show $10,000,000 in net assets on its certified financial statements for the quarter ended September 30, 1997 on or prior to October 1, 1997, then the corporation must return to Ms. Gladstone any such number of shares of the corporation which would provide her with 80% of the outstanding securities (on a fully diluted basis) of the corporation.

               On August 13, 1997, the Board approved the acquisition by the Company of International Property Investments Corporation, a licensed Florida real estate brokerage engaged in the real estate brokering business of commercial real estate, in exchange for 150,000 shares of restricted common stock of the Company.

               On August 13, 1997 the Company agreed to acquire Resort Marketing Group, Inc., a Florida company specializing in the marketing of Resort condominiums and resort-related properties in exchange for 150,000 shares of restricted common stock.

               On August 13, 1997 in a related party transaction, the Board approved the acquisition from LaSalle Group, Ltd. of 100% of the issued and outstanding stock of LY Transportation Construction Ltd., a BVI company and four corporate entities to be known as Natural Park Bahamas, Ltd., Natural Park S.A. Ltd., Natural Park Alaska, Inc. and Natural Park U.S.A, Inc. in exchange for the issuance of 10,000,000 shares of Class A Preferred of $1.00 par value and 50,000,000 shares of newly issued restricted common stock of the Company.

                 Sterling Worldwide Corporation and Subsidiaries
                      (Formerly Koala Capital Corporation)
                          Notes to Financial Statements


               On August 19, 1997, the Company approved a Resolution to acquire the Fort Thomas Resort in St. Kitts in exchange for the issue of 1,027,828 shares of common stock to be valued at $10.00 per share in exchange for the real property commonly known as the Fort Thomas Resort. The Company has issued 1,027,828 shares of common stock to be held in escrow pending the closing of this transaction.

               On August 19, 1997 the Board approved a private placement in the sum of $100,000,000 to be offered under Rule 144(a) to institutional investors. The Company authorized its president to enter into an exclusive private placement agreement with AIBC Investment Services Corporation, investment bankers, for the purpose of raising $100,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The increase in revenues and expenses is attributable solely to the acquisition of Traveled Inc. and Sterling AKG Corp. Subsequently on August 2, 1997, the Company transferred said companies to the Company's former largest stockholder, Ms. Laurie Doll Gladstone. A more detailed management discussion is deemed not relevant to the Company's present business.



                           PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS.

        On August 2, 1997, the Company agreed to transfer the Company's entire interests in its operating subsidiaries, Travelnet International Corp. and Sterling AKG Corp. to Laurie Doll Gladstone as part of an agreement pursuant to which, among other things: (i) Ms. Gladstone was granted an irrevocable three-year put option entitling her to put shares back to the Company in exchange for $2,000,000 of the Company's ordinary shares, registered with the Securities and Exchange Commission, and (ii) the Company agreed to the return to Ms. Gladstone of such number of shares of the Company which would provide her with 80% of the outstanding securities (on a fully diluted basis) of the Company if the Company did not provide certified financial statements for the quarter ended September 30, 1997 to Ms. Gladstone which presented U.S. $10,000,000 in net assets (total assets less total liabilities) on the books of the Company as at such date (the "Condition"). Ms. Gladstone contends that the resolutions of the August 2, 1997 meeting contained resignations of the officers and directors of the Company effective if the Condition was not met. Ms. Gladstone further contends that the Company did not satisfy the Condition. The Company however, believes that it was substantially in compliance by presenting to Ms. Gladstone a certified statement from the accountant which did state that the Company had booked $9,545,000 in assets as of September 30, 1997 which Ms. Gladstone contends was not certified. As a result, a dispute exists with respect to the ownership and control of the Company. The LaSalle Group had believed that an oral compromise had been made to settle the dispute but Ms. Gladstone has denied that any agreement was ever reached. The Company has been informed that on October 2, 1997 a meeting of the Board of Directors of the Company was held in which Mark Colacurcio was reappointed President and sole director of the Company. Management of the Company prior to September 30, 1997 believes that it is still the authorized management of the Company on the date hereof and believes that Ms. Gladstone's only right is to commence litigation. Management is in negotiations with Ms. Gladstone and her representatives to resolve this matter amicably.

ITEM 2.        CHANGES IN SECURITIES.

        On April 15, 1997 pursuant to a Majority Shareholder Consent in Lieu of a Special Meeting of the Shareholders of the Company, pursuant to Nevada Revised Statute 78.320(2), the majority approved a reverse split of the company's stock on a 1 for 4 basis. The number of shares outstanding prior to the reverse split was 13,100,000 and subsequent to the reverse split was 3,275,000 common shares.

        On July 2, 1997 pursuant to a Majority Shareholder Consent in Lieu of a Special Meeting of the Shareholders of the Company, pursuant to the Nevada Revised Statute 78.320(2), the majority stockholder approved a reverse split of the Company stock on a 1 for 200 basis. The number of shares outstanding prior to the reverse split was 3,275,000 and subsequent to the reverse split 16,375 common shares.


        On July 11, 1997, the Company amended its Articles of Incorporation to provide for the following:

               (a) authorized an increase in share capital from 100,000,000 shares of common stock to 500,000,000 shares with a par value of $.001, per share; and

               (b) authorized 10,000,000 shares of Class A Preferred Stock with a par value of $1.00 per share. The Class A Preferred Shares have superpriorty voting rights of 100,000 votes per preferred share and further the holders of the Class A preferred shares have the sole right to elect the majority of the directors to the Board of the Company; and

               (c) authorized 490,000,000 shares of Class B Preferred Stock having a par value of $.001 per share which shares are non-voting and are convertible into one share of common stock at a conversion rate of ten shares of Common Stock for each Preferred Share.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

               None; not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               Each event listed in Item number 2, above was pursuant to a majority Shareholder Consent in Lieu of a Special Meeting of the Shareholders of the Company, pursuant to the Nevada Revised Statute 78.320(2).

ITEM 5.        OTHER INFORMATION.

               None, not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K (SECTION 249.308 OF THIS
               CHAPTER).

(a)     Exhibits*                   Exhibit Number               Page Number
        ---------                   --------------               -----------
        None.

(b)     Reports on Form 8-K.

        None.



                     - THIS SPACE INTENTIONALLY LEFT BLANK -

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    STERLING WORLDWIDE CORPORATION


Date: October  , 1997               By: /s/*
                                       -----------------------------------
                                    Anne M.E. Greyling, Director and
                                    President



Date: October  , 1997               By: /s/*
                                       -----------------------------------
                                    Mary Duncan, Secretary



Date: October  , 1997               By: /s/ John B.M. Frohling
                                       -----------------------------------
                                    John B.M. Frohling
                                    Attorney-in-fact

* John B.M. Frohling, by signing his name thereto, signs this Form 10-Q on behalf of the persons indicated above. An original power of attorney authorizing John B.M. Frohling to sign this Form 10-Q on behalf of Anne M.E. Greyling and Mary Duncan have been executed.