Form 10-Q
period 1997-06-30
STERLING WORLDWIDE CORP
filed 1997-10-28
CIK 894539

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1997

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
          (Former Name or Former Address, if Changed Since Last Report)



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  x No
                                          ---     ---
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






                     - THIS SPACE INTENTIONALLY LEFT BLANK -

                                Sterling Worldwide Corporation
                (Formerly Known as Koala Capital Corporation) And Subsidiaries
                               Consolidated Financial Statements
                                      As of June 30, 1997
                                          (Unaudited)

                 Sterling Worldwide Corporation and Subsidiaries
                        Consolidated Financial Statements
                               As of June 30, 1997
                                   (Unaudited)



                                      Index

                                                                            Page

Accountants' Unaudited Report                                               1

Financial Statements

  Balance Sheet                                                             2

  Statement of Operations                                                   3

  Statement of Stockholders' Equity                                         4

  Statement of Cash Flows                                                   5

  Notes to Financial Statements                                             6-10

To the Board of Directors and Stockholders
Sterling Worldwide Corp. and Subsidiaries



The accompanying consolidated balance sheets of Sterling Worldwide Corp. and Subsidiaries as of June 30, 1997, and the related statements of operations and cash flows for the three and six months then ended were not audited by us and, accordingly, we do not express an opinion on them.




/s/ Berkovitz & Co., P.A.
    -------------------------
    Berkovitz & Co., P.A.


Plantation, Florida
September 24, 1997

                        Sterling Worldwide Corporation and Subsidiaries
                                  Consolidated Balance Sheet
                                          (Unaudited)

                                            Assets

                                                                                   6/30/97      12/31/96
                                                                                  Unaudited      Audited
                                                                                  ---------     ---------
Current Assets
  Cash and cash equivalents                                                       $ 352,090     $ 406,109
  Accounts receivable:
   Trade receivables                                                                 37,082        40,849
   Officer receivables                                                                   --        77,397
  Prepaid expenses                                                                   12,481        10,331
                                                                                  ---------     ---------

        Total Current Assets                                                        401,653       534,686

Property and equipment, net                                                          11,007         5,750

Intangible assets, net                                                               16,748        18,781

Other assets                                                                          3,992         1,500
                                                                                  ---------     ---------

        Total Assets                                                              $ 433,400     $ 560,717
                                                                                  =========     =========

                         Liabilities and Stockholders' Equity

Current Liabilities
  Officer payable                                                                 $  18,755           -0-
  Accounts payable                                                                   59,521        57,084
  Payroll taxes payable                                                               5,775         5,101
  Accrued expenses                                                                       --         5,117
                                                                                  ---------     ---------

        Total Current Liabilities                                                    84,051        67,302

Minority interest in subsidiary                                                      36,030        46,049
                                                                                  ---------     ---------

        Total Liabilities                                                           120,081       113,351
                                                                                  ---------     ---------

Stockholders' Equity
  Preferred stock, Class A, $1 par value, 10,000,000 shares authorized, no shares issued and outstanding

  Preferred stock, Class B, $.001 par value, 490,000,000 shares authorized, no shares issued and outstanding

  Common stock; $.001 par value;
   500,000,000 shares authorized; 16,375
   shares issued and outstanding                                                         16            16
  Additional paid in capital                                                        467,796       467,796
  Accumulated (deficit)                                                            (154,493)      (20,446)
                                                                                  ---------     ---------

        Total Stockholders' Equity                                                  313,319       447,366
                                                                                  ---------     ---------

        Total Liabilities and Stockholders' Equity                                $ 433,400     $ 560,717
                                                                                  =========     =========

The accompanying notes are an integral part of these financial statements.

                        Sterling Worldwide Corporation and Subsidiaries
                             Consolidated Statement of Operations
                                          (Unaudited)


                               For the Three Months            For the Six Months
                                  Ended June 30,                  Ended June 30,
                               1997           1996             1997           1996
                            Unaudited       Unaudited       Unaudited       Unaudited
                           -----------     -----------     -----------     -----------
Revenues
  Sales & Commissions      $ 1,759,727     $       -0-     $ 3,438,290     $       -0-
  Interest                       1,137                           2,275
                           -----------     -----------     -----------     -----------
    Total Revenues           1,760,864                       3,440,565
                           -----------     -----------     -----------     -----------

Costs and Expenses
  Costs of goods sold        1,541,162                       3,030,269
  General and admin.           323,816                         554,355
                           -----------     -----------     -----------     -----------
    Total Costs
     and Expenses            1,864,978                       3,584,624
                           -----------     -----------     -----------     -----------

    Consolidated net
      (loss) before
      minority interest       (104,114)                       (144,059)

Minority interest in
  subsidiary earnings            9,668                          10,012

    Consolidated net
      (loss)               $   (94,446)    $       -0-     $   134,047     $      -0-
                           ===========     ===========     ===========     ==========

Weighted average
  number of shares
  outstanding                   16,375           1,261          16,375          1,261
                           ===========     ===========     ===========     ==========

Net (loss) per
  common share             $     (5.77)    $       -0-     $     (8.19)    $      -0-
                           ===========     ===========     ===========     ==========

The accompanying notes are an integral part of these financial statements.

                         Sterling Worldwide Corporation
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)




                               Common Stock         Additional
                             Par Value $0.001        Paid In     Accumulated
                           Shares       Amount        Capital      Deficit        Total
                         ---------     ---------     ---------    ---------     ---------
Balance- 12/31/95            1,375             1        51,999       (2,000)       50,000

Issuance of common
 stock (Regulation S)
 for cash at $50
 per share on
 10/29/96                    2,500             3       124,997                    125,000

Issuance of common
 stock (restricted)
 on 12/24/96 for net
 assets of Travelnet
 International Corp.        12,500            12       290,800                    290,812

Net loss for year                                                   (18,446)      (18,446)
                         ---------     ---------     ---------    ---------     ---------

Balance-12/31/96            16,375            16       467,796      (20,446)      447,366

Net loss for 6 months
ended 6/30/97                                                      (134,047)     (134,047)
                         ---------     ---------     ---------    ---------     ---------

Balance-6/30/97             16,375     $      16     $ 467,796    $(154,493)    $ 313,319
                         =========     =========     =========    =========     =========

The accompanying notes are an integral part of these financial statements.

                              Sterling Worldwide Corporation and Subsidiaries
                             Consolidated Statement of Cash Flows (Unaudited)

                                           For the three months        For the six months
                                              ended June 30,              ended June 30,
                                           1997           1996         1997          1996
                                         Unaudited     Unaudited     Unaudited     Unaudited
                                         ---------     ---------     ---------     ---------
Cash flows from operating activities:
  Net (loss)                             $ (94,446)    $     -0-     $(134,047)    $     -0-
  Adjustments to reconcile
      net loss to net cash
      used in operating
      activities
    Depreciation and
        amortization                         1,644                       3,288
    Decrease trade receivables              31,875                       3,767
    (Increase) Decrease
        prepaid expenses                     1,743                      (2,150)
    (Increase) other assets                 (3,823)                     (2,492)
    Increase in accounts
        payable                             59,153                       2,437
    Increase in payroll
        tax payable                            991                         674
    Increase officer payable                74,984                      96,152
    (Decrease) accrued expenses                 -0-                     (5,117)
    (Decrease) in minority
        interest                            (9,668)                    (10,019)
  Net cash provided by
      (used in) operating
      activities                         ---------     ---------     ---------     ---------
                                            62,453                     (47,507)
                                         ---------     ---------     ---------     ---------

Cash flows used in investing
    activities:
    Purchase of property and
      equipment                             (2,239)                     (6,512)

  Net cash (used in)
    investing activities                 ---------     ---------     ---------     ---------
                                            (2,239)                     (6,512)
                                         ---------     ---------     ---------     ---------

Net increase (decrease) in cash
    Cash equivalents                        60,214                     (54,019)

Cash and cash equivalents,
    beginning of period                    291,876        50,000       406,109        50,000
                                         ---------     ---------     ---------     ---------

Cash and cash equivalents,
    end of year                          $ 352,090     $  50,000     $ 352,090     $  50,000
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

Note 2         SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

               Principles of Consolidation - The consolidated financial statements include the accounts of Sterling Worldwide Corporation and majority owned subsidiary Travelnet International Corporation and its subsidiary Sterling AKG Corp. All significant intercompany transactions have been eliminated.

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
                                                                           Years
                                                                           -----
               Equipment, Furniture and Improvements                         5

NOTE 3         ACQUISITIONS

               On December 24, 1996, Sterling Worldwide Corporation acquired 585,000 shares of Travelnet International Corporation or 86.4% of its outstanding stock by transferring 12,500 shares of common restricted shares of its common stock.

               The acquisition was accounted for as a purchase with the results of operations of Travelnet International and its wholly owned subsidiary Sterling AKG Corp. are included from the acquisition date.

NOTE 4         MINORITY INTERESTS

               On December 24, 1996, Sterling Worldwide Corporation acquired 86.4% of the outstanding stock of Travelnet International Corporation. Total assets of $424,452 were acquired with liabilities assumed of $87,591. For financial reporting purposes the assets and liabilities are included in Sterling Worldwide Corporation consolidated financial statements and the outside investors interest in Travelnet International Corporation is reflected as a minority interest.

                        Sterling Worldwide Corporation and Subsidiaries
                             (Formerly Koala Capital Corporation)
                                 Notes to Financial Statements


Note 5         PROPERTY AND EQUIPMENT

               Property and equipment is summarized as follows:

                                                                 June 30,
                                                                   1997
                                                                 --------
               Equipment                                         $  5,225

               Furniture                                            9,437
                                                                 --------
                                                                   14,662

                      Less accumulated depreciation                (3,655)
                                                                 --------
                                                                 $ 11,007
                                                                 ========

               Depreciation expense for the six months ended June 30, 1997 was $1,256.


NOTE 6         COMMITMENTS

               The Company entered into a twelve month lease which expires July 31, 1998 for its operating facilities in Boca Raton, Florida. The lease calls for a monthly base rental plus Florida sales tax.

               Future minimum payments under noncancellable operating leases with initial terms of one year or more (excluding taxes and cost of living adjustments) are as follows:

                                                        June 30, 1997
                                                          ---------

                      1997                                $  10,517
                      1998                                   12,918
                                                          ---------
                      Total minimum lease payments        $  23,435
                                                          =========

                 Sterling Worldwide Corporation and Subsidiaries
                      (Formerly Koala Capital Corporation)
                          Notes to Financial Statements

Note 7         SUBSEQUENT EVENTS

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

               2. Authorized a series of 10,000,000 shares of Class A Preferred Stock of $1.00 per share par value. The Class A Preferred Shares shall have superpriority voting rights of 100,000 votes per share and that the holders of the Class A shares shall have the right to elect majority of the directors to the Board of the Company, and

               3. Authorized 490,000,000 shares of Class B referred Stock which shares shall be non-voting and have a par value of $.001 per share and shall be convertible into one share of common stock at a conversion rate of ten shares of common stock for each Preferred Share surrendered.

               On July 11, 1997, the Board of Directors adopted a stock grant for key employees, consultants and attorneys. The maximum number of shares available for issuance under the plan is 1,000,000 shares of common stock.


               On August 7, 1997, the Company agreed to dispose of the Company's majority-owned operating subsidiary, Travelnet International Corporation and its wholly subsidiary Sterling AKG Corp. in exchange for the common stock owned by its majority shareholder, Laurie Doll Gladstone. The shares are now owned by LaSalle Group, Ltd. Gladstone received an irrevocable three year put option which requires the corporation to purchase Gladstone's 584,400 shares in Travelnet for $2,000,000 in fully registered shares of the corporation. If the corporation does not show $10,000,000 in net assets on its certified financial statements for the quarter ended

                 Sterling Worldwide Corporation and Subsidiaries
                      (Formerly Koala Capital Corporation)
                          Notes to Financial Statements


               September 30, 1997 on or prior to October 1, 1997, then the corporation must return to Ms. Gladstone any such number of shares of the corporation which would provide her with 80% of the outstanding securities (on a fully diluted basis) of the corporation.

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

               None; not applicable.
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               Each event listed in Item number 2, above was pursuant a majority Shareholder Consent in Lieu of a Special Meeting of the Shareholders of the Company, pursuant to the Nevada Revised Statute 78.320(2).

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


                                    STERLING WORLDWIDE CORPORATION



Date: October 27, 1997              By: /s/*
                                       ------------------------------------
                                        Anne M.E. Greyling, Director
                                        and President



Date: October 27, 1997              By: /s/*
                                       ------------------------------------
                                        Mary Duncan, Secretary



Date: October 27, 1997              By: /s/ John B.M. Frohling
                                       ------------------------------------
                                        John B.M. Frohling
                                        Attorney-in-fact

* John B.M. Frohling by signing his name thereto signs this Form 10-Q on behalf of the persons indicated above. An original power of attorney authorizing John B.M. Frohling to sign this Form 10-Q on behalf of Anne M.E. Greyling and Mary Duncan have been executed.