Form 10-K405
period 1996-12-31
STERLING WORLDWIDE CORP
filed 1997-10-29
CIK 894539

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                                     For the fiscal year ended December 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                                     For the transition period from_____ to ____

                                     Commission file number 33-55254-29

                         STERLING WORLDWIDE CORPORATION
                      (FORMERLY KOALA CAPITAL CORPORATION)
             (exact name of registrant as specified in its charter)

                  NEVADA                                                                87-0438649
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification Number)


                       1301 N. CONGRESS AVENUE, SUITE 135
                             BOYNTON BEACH, FL 33426
                                 (561) 732-1200
          (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to section 12(g) of the Act: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   X   Yes         No
                   ---         ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. /X/

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.       Yes         No
                                               ---         ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Registrant has 500,000,000 shares of common stock authorized as of October 14, 1997, 51,045,326 shares issued and outstanding, par value $.001.

         Registrant has 10,000,000 shares of Preferred Stock, Class A authorized and issued and outstanding as of October 14, 1997, par value $1.00.

         Registrant has 490,000,000 shares of Preferred Stock, Class B authorized but none issued and outstanding as of October 14, 1997, par value $.001.

                                TABLE OF CONTENTS


Number                                                                             Page
Item 1.    Description of Business.............................................       1

Item 2.    Description of Properties...........................................       1

Item 3.    Legal Proceedings...................................................       2

Item 4.    Submission of Matter to a Vote of Security Holders..................       3

Item 5.    Market for Registrant's Common Equity
           and Related Stockholder Matters.....................................       3

Item 6.    Selected Financial Data.............................................       4

Item 7.    Financial Statements................................................       5

Item 8.    Changes in and Disagreements with
           Accountants on Accounting and Financial Disclosure..................       5

Item 9.    Directors, Executive Officers, Promoters and
           Control Persons; Compliance with
           Section 16(a) of the Exchange Act...................................       6

Item 10.   Executive Compensation..............................................       7

Item 11.   Security Ownership of Certain
           Beneficial Owners and Management....................................       9

Item 12.   Certain relationships and Related Transactions......................      11

Item 13.   Exhibits and Report on Form 8.......................................      12

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

         Sterling Worldwide Corporation (the "Company") was organized under the laws of the State of Utah on May 2, 1986 under the name "Koala Capital Corporation". The Company was subsequently reorganized under the laws of the State of Nevada on December 30, 1993. On October 28, 1996, the Company's name was changed to Sterling Worldwide Corporation. The initial purpose of the Company was to engage in the business of investing and all other lawful businesses.

         On December 24, 1996 the Company concluded a transaction whereby the Company acquired 585,000 shares of common stock or 86.4% of Travelnet International in exchange for the issuance of 12,500 shares of restricted common stock in the name of Laurie Doll Gladstone. Travelnet International owns and operates Sterling Travel, an operating travel agency with unique characteristics and profit generating aspects. Sterling actively recruits outside, independent travel consultants. Presently, about 1,000 Sterling Travel affiliates use Sterling's licenses, memberships and bonding to introduce and sell travel products to their corporate and individual clients nationwide, commercial sabre software, professional travel reference materials, training seminars, long distance services, internet virtual mall sites (retail storefronts), and other high profit products carried by Sterling cruise and tour departments. Sterling AKG Corp., is a wholly owned subsidiary of Travelnet International.

         The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to it and its stockholders. The Company intends to concentrate on seeking opportunities in developing travel, and resort/casino hotels on the east coast and Carribean. In considering whether to complete any such acquisition, the Board of Directors shall make the final determination, and the approval of stockholders will not be sought unless required by applicable law, the Company's Articles of Incorporation or Bylaws or contract. The Company can give no assurance that any such endeavor will be successful or profitable.


ITEM 2. DESCRIPTION OF PROPERTIES.

         As of December 31, 1996, the Company did not own any properties. On July 31, 1997, the Company entered into a lease agreement for its operating facilities in Boca Raton, Florida with lease payments of $21,035 for 1997 and $12,918 for 1998. The lease was subsequently terminated, with no further obligation and/or liability to the Company on August 13, 1997 when control of the Company was transferred to the LaSalle Group Ltd.

         On September 8, 1997, the Company acquired four entities which own and operate the Fort Thomas Resort in St. Christopher, British Virgin Islands, in exchange for 513,914 shares of common stock under Regulation S of the Securities and Exchange Act of 1933, as amended and 513,914 shares of restricted common stock of the Company each valued at $10.00 per share. The 68-room resort sits on
7.33 acres and operates year round to serve convention clients, tourists and vacationers. Title to the Resort consisting of approximately 2.331 acres is vested in Fort Thomas Development Company Ltd. Title to the 6.451 acre parcel surrounding the Resort is vested in Limekiln Development Ltd. Fort Thomas Management Company Ltd., is the operator of the Resort. Mado Investment Company Ltd., owns 10,000 of the issued and outstanding shares of each of the foregoing three corporations.


ITEM 3. LEGAL PROCEEDINGS.

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

         To the knowledge of management, no director or executive officer is party to any action which has an interest adverse to the Company.


ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1996.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

         There is only a limited established "public market" for shares of common stock of the Company. The stock is listed on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"). Management does not expect any expanded public market to develop unless and until the operations of the Company are likewise expanded, when and if the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained. When a public market develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such public market.

Holders

         The number of record holders of the Company's common stock as of the fiscal year ended December 31, 1996 was 330. These numbers do not include an indeterminate number of stockholders whose shares may be held by brokers in street name.

Dividends

         There are no present material restrictions that limit the ability of the Company to pay dividends on common stock. The Company has not paid any dividends on its common stock, and does not intend to do so in the foreseeable future.

ITEM 6.SELECTED FINANCIAL DATA

                                     ASSETS
                                                           1996           1995
                                                         --------        -------
Current Assets
  Cash and cash equivalents                              $406,109        $50,000
  Accounts receivable:
   Trade receivables                                       40,849
   Officer receivables                                     77,397
  Prepaid expenses                                         10,331
                                                         --------        -------

         Total Current Assets                             534,686         50,000

Property and equipment, net                                 5,750

Intangible assets, net                                     18,781

Other assets                                                1,500
                                                         --------        -------

         Total Assets                                    $560,717        $50,000
                                                         ========        =======

                                  LIABILITIES

Current Liabilities
  Accounts payable                                       $ 57,084
  Payroll taxes payable                                     5,101
  Accrued expenses                                          5,117
                                                         --------        -------

         Total Current Liabilities                         67,302

Minority interest in subsidiary                            46,049
                                                         --------        -------

         Total Liabilities                                113,351
                                                         --------        -------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

         Since, 1995, other than the operations of Travelnet, its wholly-owned subsidiary, Sterling AKG Corp., the Company has not engaged in any material operations. Current assets on December 31, 1996 were $560,717 as compared to net current assets on December 31, 1995 at $50,000. The increase is attributable to the acquisition of Travelnet and its wholly-owned subsidiary.

         The Company intends to continue to seek out the acquisition of assets, property or business that may be beneficial to the Company and its stockholders. In this regard the Company has made several strategic acquisitions during 1997 as more particularly described in the Company Form 8-K filed on October 21, 1997. The Company is also negotiating with an affiliate for the right to develop lands in the Caribbean. No assurance can be given as to the success of these proposed negotiations.

         The Company's cash requirements during the next 12 months cannot be predicted at this time but it is anticipated that substantial funds will be required to support any operations obtained through an acquisition and/or merger. Therefore, management anticipates that the Company will have to raise additional funds (in all likelihood substantial funds) during the next 12 months. There is no assurance that funds will be available on commercially reasonable terms to consummate any of the above transactions.

Results of Operations

                  Since, 1995, other than the operations of Travelnet, as stated above, the Company has not engaged in any material operations.

Liquidity

         At December 31, 1996, the Company had total assets of $560,717 and liabilities of $113,351. Assets of the Company include cash of $406,109.


ITEM 7. FINANCIAL STATEMENTS.

For the period ended                                            Page number of
December 31, 1996                                            Financial Statement
   Independent Auditor's Reports........................               Exhibit A

   Balance Sheets.......................................                     A-2

   Statements of Operations.............................                     A-3

   Statements of Stockholders'
   Equity (Deficit).....................................                     A-4

   Statements of Cash Flows.............................                     A-5

   Notes of the Financial
   Statements...........................................             A-6 to A-12


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The accounting firm of Berkovits & Company, P.A. with an office in Boca Raton, Florida was appointed to replace Smith &

Company, of Salt Lake City, Utah, effective March 13, 1997, when the Company relocated its corporate offices to Boca Raton, Florida.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers

         The following table sets forth, in alphabetical order, the names and the nature of all positions and offices held by all directors and executive officers of the Company to date and for the fiscal year ended December 31, 1996, and the period or periods during which each such director or executive officer served in his or her respective positions.


===========================================================================================================================
NAME                                  AGE       POSITION HELD                 DATE OF ELECTION                 DATE OF
                                                                              OR DESIGNATION                   RESIGNATION
===========================================================================================================================
Krista Casteleton Nielson             34        President, Director           May, 1986                        Oct., 1996
---------------------------------------------------------------------------------------------------------------------------
David R. Yeaman                       50        Secretary, Director           May, 1986                        Oct., 1996
                                                Treasurer,
---------------------------------------------------------------------------------------------------------------------------
Mark Colacurio                        39        President, Director           October, 1996                    August, 1997
---------------------------------------------------------------------------------------------------------------------------
Anne M.E. Greyling*                   54        Chief Executive               August, 1997
                                                Officer, President,
                                                Director
---------------------------------------------------------------------------------------------------------------------------
Mary Duncan*                          47        Corporate Secretary           August, 1997
===========================================================================================================================



* These persons presently serve in the capacities indicated opposite their respective names, however a dispute exist as to the proper officers of the Company, see Item 3., Legal Proceedings.


Term of Office

         The term of office of Anne M.E. Greyling as Chief Executive Officer, President and Director shall continue until the annual meeting of stockholders. The annual meeting of the Board of

Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected. Following the agreement to surrender the shares held by Laurie Doll Gladstone, Mr. Colacurio resigned and Anne M.E. Greyling became the sole director and officer of the Company.

Set forth below are the backgrounds of the officers and directors of the
Company:

         ANNE M.E. GREYLING is an experienced executive in real estate related business. Ms. Greyling has in excess of 25 years of experience in the development, management and marketing of hotels, condominium projects, apartment complexes and single family home subdivision development and construction.

         MARY F. DUNCAN, over the last five (5) years, has served in similar administrative capacities for several private and public companies.

Family Relationships

         No family relationship exists between any director, executive officer or person nominated to become such.

Compliance with Section 16(a) of the Exchange Act

         No securities of the Company are registered pursuant to Section 12(g) of Securities Exchange Act of 1934, and the Company files reports under Section 15(d) of the Securities Exchange Act of 1934; accordingly, directors, executive officers and 10 percent stockholders are not required to make filings under
Section 16 of the Securities Exchange Act of 1934.


ITEM 10. EXECUTIVE COMPENSATION.

         No officer or director has received any material compensation in the previous fiscal year.

Cash Compensation

         The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                           SUMMARY COMPENSATION TABLE

                                                                                          Long Term Compensation
                                                                                          ------------------------
                                                                                           Awards          Payouts
(a)                 (b)        (c)       (d)       (e)        (f)         (g)               (h)             (i)
Name and          Years         $         $       Other      Re-        Option/             LTIP            All
Principal           or       Salary     Bonus     Annual     strict-    SAR's             Payouts          Other
Position          Periods                         Com-       ed           (#)               ($)            Compen-
                  Ended                           pen-       Stock                                         sation
                  1996                            sation     Awards                                         ($)
                                                   ($)        ($)
------------------------------------------------------------------------------------------------------------------
Krista            0          0          0         0          0          0                 0                0
Casteleton
 Nielson
President,
Director

David R.          0          0          0         0          0          0                 0                0
Yeaman
Secretary,
Director &
Treasurer,

Mark Colacurio    0          0          0         0          0          0                 0                0
President,
Director

Anne M.E.         0          0          0         0          0          0                 0                0
Greyling,
CEO, Pres. &
Director

Mary Duncan,      0          0          0         0          0          0                 0                0
Secretary

         No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the fiscal years ending December 31, 1996, and 1995. Further, no member of the Company's management has been granted any option or stock appreciation right; accordingly, no table relating to such items has been included within this Item. See the Summary Compensation Table of this Item.

Compensation of Directors

         There are no arrangements pursuant to which the Company's directors are compensated for any services provided as director and no additional amounts are payable to the Company's directors for committee participation or special assignments.

         The Company's directors were not compensated during the Company's last completed fiscal year or the previous two fiscal years for any services provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement

         There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or change in the person's responsibilities following a change in control of the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners.

         The following table sets forth the shareholdings of those persons who own more than five percent (5%) of the Company's common stock as of October 13, 1997.

                                                Number and Percentage
Name and Address                                of Shares Beneficially Owned
----------------                                ----------------------------
LaSalle Group                                   Approximately 36,000,000 Shares
153 St. John's Road                             of Common Stock representing
Tunbridge Wells, Kent                           72% of the Company's
United Kingdom                                  outstanding Common Stock.

LaSalle Group                                   10,000 Shares of Preferred Class
153 St. John's Road                             A, par value $1.00 representing
Tunbridge Wells, Kent                           100% of the Company's
United Kingdom                                  outstanding Preferred Class A,
                                                stock.

LY Transportation Construction                  Approximately 12,000,000 Shares
Ltd.                                            of Common Stock representing
c/o Commonwealth Management Ltd.                24% of the Company's
Drake Chambers, Tortola                         outstanding Common Stock.
British Virgin Islands


SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of filing and fiscal year ended December 31, 1996.

                              Number and Percentage
                          of Shares Beneficially Owned

NAME & ADDRESS OF
BENEFICIAL OWNER OR                               NUMBER OF                 PERCENT OF
IDENTITY OF GROUP(1)                              SHARES OWNED*             CLASS (2)
--------------------                              -------------             ---------
Krista Casteleton Nielson                            40,000                    .03%
President, Director

David R. Yeaman                                     500,000                    3.9%
Secretary, Director Treasurer,

Mark Colacurio                                            0                      0%
President, Director

Anne M.E. Greyling                               49,600,000                   98.0%
Chief Executive Officer,
President, Director
153 St. Johns Road
Tunbridge Wells Kent
TN4 9UP
United Kingdom

Mary Duncan                                               0                      0%
Corporate Secretary
1301 N. Congress Avenue
Boynton Beach FL 33426




* These figures take into account all of the shares from the Company's reverse stock split. See Item 1 of this Report.



         As of December 31, 1996, the Company's directors and executive officers as a group (3) beneficially owned a total of 10,000,000 post-split shares of the Company's common stock, or approximately 80% of the outstanding voting securities of the Company. Pursuant to an agreement, all of these shares were surrendered by Ms. Laurie Doll Gladstone to the Company in exchange for 585,000 shares of Travel Net.

Changes in Control

         To the knowledge of management, there are no present arrangements or pledges of the Company's securities which may result in a change in its control except that on August 13, 1997, 50,000,000 shares of common stock or 99% of the issued and outstanding stock of the Company were issued and transferred to the LaSalle Group Ltd., a Cayman Island Corporation with offices in Kent, England in consideration of (1) the transfer from LaSalle of 100% of the issued and outstanding stock of LY Transportation Construction Ltd., a British Virgin Islands Company and (2) LaSalle's agreement to transfer four corporate entities upon formation, to be known as Natural Park Bahamas, Ltd, Natural Park S.A., Ltd., Natural Park Alaska, Inc. and Natural Park USA. A disagreement exist as to whether or not all the conditions of said transaction have been met as more particulary set fourth above in Item 3., Legal Proceedings.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

         Except as indicated below, there were no material transactions, or series of similar transactions, during the Company's fiscal year ended December 31, 1996, or any currently proposed transaction, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

         Related party transactions, after fiscal year ended December 31, 1996 are more particulary disclosed on the Company's Form 8-K filed on October 21, 1997.

Indebtedness of Management

         Except as indicated under the heading "Transaction with Management and Others" above, there were no material transactions, or series of similar transactions, during the Company's last fiscal year or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to the Company to own of record or beneficially more than five percent of any class of its common stock, or any member of the immediate family of any of the foregoing persons, had an interest.


Transactions with Promoters

         Except as indicated under the heading "Transactions with Management and Others" above, there were no material transactions, or series of similar transactions, during the Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which it or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.


Related Party Transactions

         1. Receivable Officer.

         At December 31, 1996, the Company is owed $4,000.00 from its President for funds advanced from the Company. The loan is non-interest bearing and it is anticipated that it will be repaid in the near future.

         2. Receivable Related Party.

         As of December 31, 1996, the Company is owed $53,750 by Richard Gladstone, the husband of the former controlling shareholder of Travelnet International Corporation. Richard Gladstone is owed $500,00 for a loan made to New Contenders, Inc., the promoters of the boxing match between Sugar Ray Leonard and Hector Camacho which was held in February, 1997. The loan bears interest at 24% per annum. $250,000 was due by March 15, 1997 and $250,000 plus all unpaid interest and a commission of $37,500 was due April 15, 1997. The loan is secured by the promoter's sale of foreign transmission rights up to $600,000. In October 1996, the Company purchased 10% of Gladstone's interest in the receivable for $50,000. A $3,750 commission was accrued at October 31, 1996 which represents the Company's 10% share of the commission. The amounts will be repaid to Sterling on the same terms that it made the advance to Gladstone. No amounts have been repaid to date.

         In addition at December 31, 1996 the Company is owed $19,647 by Richard Gladstone, for advances made by Sterling AKG Corp., a subsidiary of the Company. Interest has been accrued in the amount of $719.


ITEM 13. EXHIBITS AND REPORT ON FORM 8-K

Reports on Form 8-K

         Form 8-K filed on October 28, 1997

                                            Where Incorporated                  Page
                                            In This Report                      Number
                                            --------------                      ------
Current Report on Form
8-K filed on or about
October 21, 1986.                               Part I                          *

* These documents and related exhibits have previously been filed with the Securities and Exchange Commission and are incorporated herein by this reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: October 28, 1997                  By: /s/ ANNE M.E. GREYLING
                                            ------------------------------------
                                                Anne M.E. Greyling, Director
                                                and President



Date: October 28, 1997                  By: /s/ MARY DUNCAN
                                            ------------------------------------
                                                Mary Duncan, Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: October 28, 1997                  By: /s/ ANNE M.E. GREYLING
                                            ------------------------------------
                                                Anne M.E. Greyling, Director
                                                and President


Date: October 28, 1997                  By: /s/ MARY DUNCAN
                                            ------------------------------------
                                                Mary Duncan, Secretary

                         Sterling Worldwide Corporation
         (Formerly Known as Koala Capital Corporation) And Subsidiaries
                        Consolidated Financial Statements
                             As of December 31, 1996
                                  Together with
               Report of Independent Certified Public Accountants

                 Sterling Worldwide Corporation and Subsidiaries
                        Consolidated Financial Statements
                             As of December 31, 1996




                                      Index

                                                                   Page
                                                                   ----
Report of Independent Certified Public Accountants                  1

Financial Statements

  Balance Sheet                                                     2

  Statement of Operations                                           3

  Statement of Stockholders' Equity                                 4

  Statement of Cash Flows                                           5

  Notes to Financial Statements                                     6-12

                            BERKOWITS & COMPANY, P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS

                     8211 WEST BROWARD BOULEVARD - SUITE 340
                            PLANTATION, FLORIDA 33324
                                 (954) 475-3199
                               DADE (305) 944-9326
                               FAX (954) 472-2308
                                 (800) 686-3521
                           http//www.berkowits-cpa.com



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Sterling Worldwide Corporation and Subsidiaries


We have audited the consolidated balance sheet of Sterling Worldwide Corporation (Formerly Koala Capital Corporation) and Subsidiaries as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Sterling Worldwide Corporation and Subsidiaries as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Plantation, Florida
July 28, 1997

                 Sterling Worldwide Corporation and Subsidiaries
                           Consolidated Balance Sheet
                           December 31, 1996 and 1995

                                     Assets

                                                                                  1996             1995
                                                                                --------         ------
Current Assets
  Cash and cash equivalents                                                     $406,109         $ 50,000
  Accounts receivable:
   Trade receivables                                                              40,849
   Officer receivables                                                            77,397
  Prepaid expenses                                                                10,331
                                                                                --------         --------
         Total Current Assets                                                    534,686           50,000

Property and equipment, net                                                        5,750

Intangible assets, net                                                            18,781

Other assets                                                                       1,500
                                                                                --------         --------
         Total Assets                                                           $560,717         $ 50,000
                                                                                 =======          =======

                      Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                                              $ 57,084
  Payroll taxes payable                                                            5,101
  Accrued expenses                                                                 5,117
                                                                                --------         --------

         Total Current Liabilities                                                67,302

Minority interest in subsidiary                                                   46,049
                                                                                --------         --------
         Total Liabilities                                                       113,351
                                                                                 =======         ========

Stockholders' Equity
  Preferred stock, Class A, $1 par value,10,000,000 shares authorized, no shares issued and outstanding

  Preferred stock, Class B, $.001 par value,490,000,000 shares authorized, no shares issued and outstanding

  Common stock; $.001 par value;
   500,000,000 shares authorized; 16,375
   shares issued and outstanding (1,375
   at 12/31/95)                                                                       16                1
  Additional paid in capital                                                     467,796           51,999
  Accumulated (deficit)                                                         ( 20,446)        (  2,000)
                                                                                 -------          -------

         Total Stockholders' Equity                                              447,366           50,000
                                                                                 -------          -------

         Total Liabilities and Stockholders' Equity                             $560,717         $ 50,000
                                                                                 =======          =======

The accompanying notes are an integral part of these financial statements.

                 Sterling Worldwide Corporation and Subsidiaries
                      Consolidated Statement of Operations





                                                                                Twelve Months Ended
                                                                                     December 31,
                                                                             1996                 1995
                                                                           --------              -------
Revenues
  Commissions                                                              $  3,750              $   -0-
  Interest                                                                      719                  -0-
                                                                           --------              -------

         Total Revenues                                                       4,469                  -0-
                                                                           --------              -------
Costs and Expenses
  General and administrative                                                 22,915                  -0-
                                                                           --------              -------

         Total Costs and Expenses                                            22,915                  -0-
                                                                           --------              -------

         Net (loss)                                                        $(18,446)             $   -0-
                                                                           ========              =======

Weighted average number of shares
 outstanding                                                                  5,438               1,261
                                                                           ========              =======

Net (loss) per common share                                                $  (3.39)             $   -0-
                                                                           ========              =======

The accompanying notes are an integral part of these financial statements.

                         Sterling Worldwide Corporation
            Consolidated Statement of Changes in Stockholders' Equity





                                     Common Stock              Additional
                                   Par Value $0.001             Paid In        Accumulated
                                Shares          Amount          Capital          Deficit           Total
                                ------          ------          -------          -------           -----
Balance- 12/31/94               1,250         $      1         $  1,999        $  (2,000)       $     -0-

Insurance of common
 stock (restricted) at
 $400 per share at
 12/1/95                          125                            50,000                           50,000


Net income for year                                                                   -0-             -0-
                               ------         --------         --------        ---------        --------

Balance- 12/31/95               1,375                1           51,999           (2,000)         50,000

Issuance of common
 stock (Regulation S)
 for cash at $50
 per share on
 10/29/96                       2,500                3          124,997                          125,000

Issuance of common
 stock (restricted)
 on 12/24/96 for net
 assets of Travelnet
 International Corp.           12,500               12          290,800                          290,812

Net loss for year                                                                (18,446)        (18,446)
                               ------         --------         --------        ---------        --------

Balance-12/31/96               16,375         $     16         $467,796        $ (20,446)       $447,366
                               ======         ========         ========        =========        ========

The accompanying notes are an integral part of these financial statements.

                 Sterling Worldwide Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows


                                                                                  Twelve Months Ended
                                                                                       December 31,
                                                                                   1996             1995
                                                                                 --------         ------
Cash flows from operating activities:
  Net (loss)                                                                     $(18,446)        $  -0-
  Adjustments to reconcile net loss to
   net cash used in operating activities
  Depreciation and amortization                                                       241            -0-
                                                                                 --------          -------

f    Net cash used in operating activities                                         (18,205)           -0-
                                                                                 --------          -------

Cash flows provided for investing activities:
    Increase in officer receivable                                                (58,469)           -0-
    Acquisition of property and equipment                                          (1,388)           -0-
    Increase in organizational costs                                               (3,050)           -0-
                                                                                 --------          -------

    Net cash used in investing activities                                         (62,907)           -0-
                                                                                 --------          -------

Cash flows from financing activities:
    Proceeds from sale of common stock                                            125,000           50,000
                                                                                 --------          -------

    Net cash provided by financing activities                                     125,000           50,000
                                                                                 --------          -------

Net increase in cash and cash equivalents                                          43,888           50,000

Cash and cash equivalents, beginning of year                                       50,000            -0-
                                                                                 --------          -------

Cash and cash equivalents, end of year                                           $ 93,888          $50,000
                                                                                 ========          =======

SUPPLEMENTAL CASH FLOW DISCLOSURES

Non cash investing activity

The Company acquired $366,464 in assets and assumed $75,652 in liabilities of Travelnet International Corporation in exchange for 12,500 common restricted shares of its common stock.




The accompanying notes are an integral part of these financial statements.

                 Sterling Worldwide Corporation and Subsidiaries
                      (Formerly Koala Capital Corporation)
                          Notes to Financial Statements


Note 1            ORGANIZATION

                  The Company was incorporated under the laws of the State of Utah on May 2, 1986 as Koala Capital Corporation and was in the development stage since incorporation until December 24, 1996. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated as a Nevada corporation. On October 28, 1996, the name was changed to Sterling Worldwide Corporation. On December 24, 1996, the Company acquired 86.4% of Travelnet International Corporation, A Florida Corporation and its subsidiary Sterling AKG Corporation, A Florida corporation in exchange for 12,500 common restricted shares of its common stock.


Note 2            SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

                  Principles of Consolidation- The consolidated financial statements include the accounts of Sterling Worldwide Corporation and majority owned subsidiary Travelnet International Corporation and its subsidiary Sterling AKG Corp. All significant intercompany transactions have been eliminated.

                  Accounting Methods-The Company recognizes income and expenses based on the accrual method of accounting in accordance with generally accepted accounting principles.

                  Dividend Policy- The Company has not yet adopted any policy regarding payment of dividends.

                  Organization Costs- The Company amortizes its organization costs over a five year period.

                  Income Taxes- The Company records the income tax effect of transactions in the same year that the transactions enter into the determination of income, regardless of when the transactions are recognized for tax purposes. Tax credits are recorded in the year realized. Since the Company has not yet realized significant income as of the date of this report, no provision for income taxes has been made.

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

                 Sterling Worldwide Corporation and Subsidiaries
                      (Formerly Koala Capital Corporation)
                          Notes to Financial Statements


                  Cash and Cash Equivalents- For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in financial institutions which are federally insured up to a limit of $100,000. At December 31, 1996 the Company had one bank account with a balance of $179,183 which is $79,183 in excess of the federally insured limit.

                  Loss Per Share- Loss per share is calculated by dividing net loss by the weighted average common stock and common stock equivalents outstanding during the period, adjusted to give effect to a 1 for 4 reverse stock split in April 1997 and a 1 for 200 reverse split in July 1997.

                  Property and Equipment- Property and equipment are recorded at cost. The Company follows the practice of charging expenditures for additions or major replacements to the asset accounts. When assets are retired or otherwise disposed of, the cost or other basis thereof, and the related accumulated depreciation are eliminated from the respective accounts with any gain or loss being recognized in that period. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets as follows:

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

                  The acquisition was accounted for as a purchase with the results of operations of Travelnet International and its wholly owned subsidiary Sterling AKG Corp. included from the acquisition date. However, due to the few number of days remaining in 1996 these results were deemed immaterial. The fair value of assets acquired was $366,464 and liabilities assumed was $75,652 which is net of the minority interest. The proforma results listed below are unaudited and reflect purchase price accounting adjustments assuming the acquisition occurred at the beginning of each year presented.

                                                                 1996                               1995
                                                              ----------                         ----------
                  Revenues                                    $5,737,676                         $3,580,890

                  Net (loss)                                    (117,485)                           (34,932)

                  (Loss) per share                               $(21.60)                           $(27.70)

                  Average shares outstanding                       5,438                              1,261

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

                 Sterling Worldwide Corporation and Subsidiaries
                      (Formerly Koala Capital Corporation)
                          Notes to Financial Statements


Note 6            PROPERTY AND EQUIPMENT

                  Property and equipment is summarized as follows:

                                                                                December 31,
                                                                                   1996
                                                                                   ----
                  Equipment                                                     $  4,211
                  Furniture                                                        2,484
                  Improvements                                                     1,454
                                                                                --------
                                                                                   8,149

                           Less accumulated depreciation                          (2,399)
                                                                                --------
                                                                                $  5,750
                                                                                ========


                  Depreciation expense for the year ended December 31, 1996 was $1,256.

Note 7            RELATED PARTY TRANSACTIONS

                  1. Receivable Officer

                  At December 31, 1996, the Company is owed $4,000 from its President for funds advanced from the Company. The loan is non-interest bearing and it is anticipated that it will be repaid in the near future.

                  2. Receivable Related Party

                  At December 31, 1996, the Company is owed $53,750 by Richard Gladstone, the husband of the former controlling shareholder of Travelnet International Corporation. Richard Gladstone is owed $500,000 for a loan made to the promoters, New Contenders, Inc. of the boxing match between Sugar Ray Leonard and Hector Camacho which was held in February, 1997. The loan bears interest at 24% per annum. $250,000 was due by March 15, 1997 and $250,000 plus all unpaid interest and a commission of $37,500 was due April 15, 1997. The loan is secured by the promoter's sale of foreign transmission rights up to $600,000. In October 1996, the Company purchased 10% of Gladstone's interest in the receivable for $50,000. A $3,750 commission was accrued at October 31, 1996 which represents the Company's 10% share of the commission. The amounts will be repaid to Sterling on the same terms that New Contenders, Inc. repays its advance to Richard Gladstone. No amounts have been repaid to date.

                  In addition at December 31, 1996, the Company is owed $19,647 by Richard Gladstone, for advances made by Sterling AKG Corp a subsidiary of the company. Interest has been accrued in the amount of $719.

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

                  Future minimum payments under noncancellable operating leases with initial terms of one year or more (excluding taxes and cost of living adjustments) are as follows:

                                                                     December 31, 1996
                                                                     -----------------
                           1997                                        $  21,035
                           1998                                           12,918
                                                                          ------
                           Total minimum lease payments                $  33,953
                                                                          ======

Note 9            SUBSEQUENT EVENTS

                  On April 15, 1997, The Company reverse split its common stock on a 1 for 4 basis. The number of shares outstanding prior to the split was 13,100.000. The number of shares outstanding after this split is 3,275,000.

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

                 Sterling Worldwide Corporation and Subsidiaries
                      (Formerly Koala Capital Corporation)
                          Notes to Financial Statements


Note 9 On July 11, 1997, the Board of Directors adopted a stock grant for key employees, consultants and attorneys. The maximum number of shares available for issuance under the plan is 1,000,000 shares of common stock.


Note 10 EVENTS SUBSEQUENT TO THE DATE OF REPORT OF INDEPENDENT ACCOUNTANTS (UNAUDITED)

                  On August 7, 1997, the Company agreed to dispose of the Company's majority owned operating subsidiary, Travelnet International Corporation and its wholly subsidiary Sterling AKG Corp. in exchange for the common stock owned by its majority shareholder, Laurie Doll Gladstone. The shares are now owned by LaSalle Group, Ltd. Gladstone received an irrevocable three year put option which requires the corporation to purchase Gladstone's 584,400 shares in Travelnet for $2,000,000 in fully registered shares of the corporation. If the corporation does not show $10,000,000 in net assets on its certified financial statements for the quarter ended September 30, 1997 on or prior to October 1, 1997, then the corporation must return to Ms. Gladstone any such number of shares of the corporation which would provide her with 80% of the outstanding securities (on a fully diluted basis) of the corporation.

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

                  On August 19, 1997 the Company agreed, subject to due diligence, to proceed with the acquisition of FINdex.com , a Florida company engaged in the offering of services on the Internet via its web site www.FINdex.com.

                  On August 19, 1997 the Board approved a private placement in the sum of $100,000,000 to be offered under Rule 144(a) to institutional investors. The Company President was authorized to enter into an exclusive private placement agreement with AIBC Investment Services Corporation, investment bankers, for the purpose of raising $100,000,000 in equity funds to be utilized by Sterling to make an equity investment of $100,000,000 in the Natural Park Public Company, Ltd. of Thailand, or in the alternative, to acquire a substantial portfolio of properties from the Natural Park of Thailand portfolio.