Form 10QSB
period 1997-09-30
STERLING WORLDWIDE CORP
filed 1998-04-27
CIK 894539

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10QSB

(mark one)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from

                         STERLING WORLDWIDE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         ---------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization )

  33-55254-29                                              87-0438649
---------------                                        -------------------
SEC FILE NUMBER                                        IRS EMPLOYER I.D. NO.

                 1800E Sahara Suite 107, Las Vegas, Nevada 89104
--------------------------------------------------------------------------------
                           (Registered Agents office)

          153 St Johns Road Tunbridge Wells Kent TN4 9UP United Kingdom
--------------------------------------------------------------------------------
                               (Executive Office)

                               011 44 1892 541-747
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days X Yes   No
                                        ---   ---

                APPLICATION ONLY TO ISSUER INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

         Indicate by check mark the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirm by a court.

                                       N/A

Registrant has 82,307,326 shares of common stock outstanding as of April 17, 1998.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The Consolidated Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by the management of the Company and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements present fairly the financial condition of the Registrant.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

         On January 1, 1998 the Company entered into an employment agreement with its president for a period of five years. The agreement provides for annual compensation of $250,000 with annual increases of $10,000. The Company president has elected to postpone payment of salary until the Company has obtained sufficient operational funding. Accordingly, four months of salary with no accrual has been reflected in the Consolidated Financial Statements. In addition, the Company president shall receive an annual bonus equal to one percent of earnings before income taxes, depreciation and amortization. As part of the agreement, the Company president has been granted stock options to acquire 500,000 of the Company's common stock at par value, as well as other customary employment benefits.

         Effective January 1, 1998 the Company entered into an Employment Agreement with its Corporate Secretary for a period of two years. The Agreement provides for annual compensation of $24,000 with annual increases of $3,000 per annum. The Corporate Secretary has elected to defer payment of her salary until the Company has obtained sufficient operational funding. Accordingly, no accrual of the Corporate Secretary's salary has been reflected in the Consolidated Financial Statements. As part of the agreement, the Company secretary has been granted an annual stock option to acquire 50,000 of the Company's common stock at par value. In addition, the board approved 15,000 shares of registered stock pursuant to the S-8 Registration Statement. As of the date hereof the shares have not been issued.

         As of October 28, 1997 in connection with the Sterling Worldwide Corporation Stock Plan and the filing of the related registration statements (see Note 10), the Company entered into various consulting agreements with a number of professional individuals, to provide services to the Company for a period of one year, with their sole source of compensation being shares of the Company's common stock

         On January 7, 1998 the Company entered into an amended consulting contract with Richard Gladstone, acknowledging the additional 100,000 shares which had been granted to him in 1997 and 500,000 shares for the second year of his consulting services, in full satisfaction of the fees due to Gladstone for the second year and 50,000 shares for the third and final year of consulting services. Richard Gladstone has loaned and advanced the sum of US$25,000 to the Company's subsidiary Fort Thomas Development Company. This is an unsecured loan and may be converted against the purchase of a condominium at the Fort Thomas Hotel and Resort at Gladstone's option. Gladstone has loaned and advanced approximately $65,000 on behalf of the Company for working capital, legal expenses, telephone bills, salary, wages and travel expenses. The Company has offset an amount of US$23,000 paid to Richard Gladstone on account of a stock repurchase agreement that was never completed. The Company may have further offsets relating to prior loans or advances to Richard Gladstone and or his related companies. The amount of such offsets, if any, has not yet been established. Any sums due to Richard Gladstone are unsecured loans and will bear interest at 10% per annum. No repayment date has been set.

         On January 10, 1998 the Company confirmed that it had agreed to underwrite the value of 300,000 shares of common stock held by Regency Trading at a minimum trading price of US$3.00 per share, as of September 30, 1998. In the event that the price of the Company's common stock is less than $3.00 per share, as of September 30, 1998 the Company is obligated to issue additional shares to make up the difference in value. The issuance of the additional shares will create a dilution of common stock.

         On January 10, the Company confirmed that it had agreed to underwrite the value of 1,300,000 shares of common stock held by Champion Success Group, at a minimum price of US$10.00 per share, as of September 30, 1998. In the event that the price of the Company's common stock is less than $10.00 per share, as of September 30, 1998 the Company is obligated to issue additional shares to make up the difference in value. The issuance of the additional shares would create a dilution in the value of common stock.

         On April 3, 1998 the Company entered into an agreement with Jerald Ritter to acquire 50% of International Property List Inc., a Florida Corporation, and publisher of Caribbean Property List - a publication of real estate for sale in the Caribbean and the publisher of the website Caribbean Property List (Http://www.caribpro.com). The purchase consideration for the acquisition is $120,000 payable in common stock as of April 3, 1998 at a value of US$0.19 per share. The closing date for this transaction is July 3, 1998. In addition, the Company is required to purchase Lots EN1,2 and 3 Bahamia North, located on the 16th green and fairway, of the Princess Ruby Golf Course - Freeport, Grand Bahama, for a purchase price of $150,000 payable in cash at closing on July 3, 1998. The two transactions are contingent on the other closing simultaneously. The Company has agreed that if the total value of the shares sold and owned by Ritter, as of April 3, 1999, is less than $120,000, the Company is obligated to pay the difference in cash to Ritter.

NOTE 10   COMMON STOCK

          In October 29,1997, the Company filed a Form S-8 Registration Statement under the Securities Act of 1933 relating to the "Sterling Worldwide Corporation Stock Plan." This plan provides for the issuance of 3,000,000 shares of common stock as options, grants or awards to individuals who perform special or extraordinary services on behalf of the Company. From October, 1997 to date, the Company has not issued any shares to its officers and directors. Pursuant to the plan, 200,000 shares in options have been issued, 720,000 shares to consultants and 450,000 shares for legal services. These share transactions will be reflected in the consolidated financial statements as of December 31, 1997 and March 31, 1998, based on contemplated concurrent cash stock transactions. All said shares were registered pursuant to Form S-8.

         On January 1, 1998 the board approved an additional 15,000 shares of registered stock, pursuant to the S-8 Registration Statement to Mary Duncan for past services during 1997. As of the date hereof these shares have not been issued.

         During this period, the Company issued 1,250,000 shares of restricted common stock to consultants for services currently being performed and to be performed in the future; 1,000,000 shares of Series B. Preferred for graphic design, art work, design and print production of corporate logo's brochures, and stationary for the Company and its subsidiary.

         On March 11, 1998 the Company approved issuance of shares to the executives of Platinum Investment Company, Ltd., pursuant to the Platinum Investment Company, Ltd., acquisition agreement, to Neil Bains for 2,000,000 shares of Series B Preferred. Neal Jackson and Martyn Hudson, were issued 1,000,000 shares each, of Series B Preferred.

NOTE 11  COMMON STOCK OPTIONS

         The Company's president was granted the option to purchase 500,000 shares of the Company's common stock, at par value, as part of a related employment agreement. To date these stock options have not been exercised.

         The Corporate secretary was granted the option to purchase 50,000 shares of the Company's common stock, at par value, as part of a related employment agreement. To date these stock options have not been exercised.

         On January 4, 1998 the Company granted Vanguard Communication Group, Ltd., the option to purchase 400,000 shares of common stock of the Company, 200,000 of said shares at $0.75 per share and 200,000 shares of $1.00 per share, exerciseable on or before February 27, 1999. All said were registered pursuant to Form S-8.

         In February, the Company granted an option to Robert Hubbard, to acquire 400,000 shares of common stock at an option price of $0.50 per share and 400,000 shares at a option price of $1.00 per share. Robert Hubbard is a Canadian Citizen and may exercise this option pursuant to Regulation "S". In addition, the Company granted Chris Brule 200,000 shares of common stock at a option price of $1.00 per share. The option was amended to 200,000 shares at a option price of $1.00 per share. Chris Brule is a Canadian Citizen and may exercise this option pursuant to Regulation "S" with an expiration date of December 31, 1998.

NOTE 12  SUBSEQUENT EVENTS

         On March 25, 1998 the Company accepted the Assignment in perpetuity, free and clear of any and all liens, claims or encumbrances $35,000,000 of Net* Gold ore from the claim "The Conjego Mine #112, Legal Description NW4NE4,
Section 15, Township 20 South, 17 NMPM. The Purchase consideration for the Assignment was paid the issuance of 3,500,000 shares of common stock of the Company to Rama Development, Inc. A finder's fee of 350,000 shares of restricted stock was paid to Growth Fund Partnership Inc., for the transaction and a consulting fee of 150,000 shares of restricted stock was paid to Valtec, Inc. Rama Developments Inc., and their associates irrevocably commit to pay the annual fee necessary to keep the related claim in full legal status. If, for any reason, Rama is unable to make payments related to the claim, the Company has the right to make the payments to keep the claim in good standing. Rama has estimated that annual cost of keeping the claim in good standing will not exceed $1,000 per annum. The Company will record the assignment in the appropriate deed office in the State of New Mexico.

         On April 3, 1998 the Company entered into an agreement with Jerald Ritter to acquire 50% of International Property List Inc., a Florida Corporation, and publisher of Caribbean Property List - a publication of real estate for sale in the Caribbean and the publisher of the web site Caribbean Property List (Http://www.caribpro.com). The purchase consideration for the acquisition is $120,000 payable in common stock as of April 3, 1998 at a value of US$0.19 per share. The closing date for this transaction is July 3, 1998. In addition the Company is required to purchase Lots EN1,2 and 3 Bahamia North located on the 16th green and fairway, of the Princess Ruby Golf Course - Freeport, Grand Bahama, for a purchase price of $150,000 payable in cash at closing on July 3, 1998. The two transactions are contingent on the other closing simultaneously. The Company has agreed that if the total value of the shares sold and owned by Ritter, as of April 3, 1999, is less than $120,000 the Company is obligated to pay the difference in cash to Ritter.

         On April 18, 1998 the board authorized the issuance of 1,000,000 shares of common stock to be issued to the attorney Thomas Conjaero Guillen, Attorney at Law, Avendia De La Liberstad, 2nd Floor 2E Torrevieja Alicante 03180, to secure the option pending the completion of the purchase of the property know as La Valle Grand, a site located in Torrevieja, near Alicante Spain. This transaction is scheduled to be completed within 60 days of signing the option agreement, subject to the Company obtaining financing in the form of an acquisition and development loan on the land to be acquired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

PLAN OF OPERATION.

         The Company had no substantial revenues from operations for the quarter ended September 30, 1998 and anticipates receiving limited revenues from operations during the remainder of the current fiscal year. All funds required to bring the Company's plan to fruition are derived from investments by existing or new stockholders, or from loans the Company can obtain.

         The Company is a development-stage Company, in the process of restructuring itself as a diverse global company seeking acquisitions. The Company is in the business of acquiring equity positions in operating companies in businesses ranging from joint ventures of infrastructure projects in Mainland China, hotel and resort operations in St. Kitts, West Indies, timber concessions in Venezuela, South America, oil and gas, mineral exploration, information technology, real estate development in North Carolina, resort development in Spain and the Bahamas.

         The Company has in the past, and in the future will use Mr. Leslie Greyling, the husband of the President, to render consulting services and negotiated acquisition on behalf of the Company or on behalf of La Salle Group Ltd. - the majority stockholder of the Company. Mr. Leslie Greyling, as of this date, has not required or received any form of compensation from the Company.

         Leslie S. Greyling entered into a consent decree with the United States Securities and Exchange Commission in 1991 not to violate the Securities Law.

         Leslie S. Greyling pleaded guilty in 1996 to a charge of false statements on a visa application in the United States District Court for the Southern District of Florida, Palm Beach Division (Case Number 95-8022CR Hurley)

         In addition, Leslie S. Greyling pleaded guilty in 1997, in connection with a plea agreement to Securities Fraud in the United States District Court for the Middle District of Florida, Orlando Division. He was ordered deported from the United States and may not reenter the United States of America without the permission of the Attorney General. (Case Number # 96-35 CR-ORL-22)

The following is a summary of the Company's current and past projects.

NATURAL PARK COMPANIES

         On August 15, 1997, in exchange for 10,000,000 shares of Series A. Preferred stock, $1.00 par value, and 50,000,000 shares of common stock, the Company acquired, from LaSalle Group, Ltd., the principal stockholder of the Company, 100% of the outstanding stock of LY Transportation Construction Ltd., a British West Indies company and the rights to four corporate entities in formation known as Natural Park Bahamas, Ltd., Natural Park S.A. Inc., Natural Park Alaska, Inc., and Natural Park USA, Inc. It is intended that these entities will be engaged in real estate investment and development business. The four corporate entities have been incorporated in the State of Florida and are wholly owned subsidiaries of the Company. The Company's plans to raise $100,000,000 for the purpose of investing in the Natural Park Public Company of Thailand Ltd., or acquiring real estate in Bangkok from the portfolio of property developed by Natural Park. Natural Park Public Company has been derailed by the financial crisis brought about by the devaluation of the Thai currency. The Company continues to seek an alternative source of financing for this transaction. The Company believes that the continuing decline in financial and banking conditions in Thailand, coupled with the devaluation of Thailand currency, has resulted in a lack of interest from investors and financial institutions. Reduced investing in Thailand has also bought about a potential buyers market, and therefore the Company believes that it could obtain control of Natural Park Public Company Ltd., of Thailand for substantially less than was originally contemplated. There can be no assurance that the Company will be successful in arranging either equity of debt financing in the amount required to conclude an agreement with Natural Park Public Company Ltd.

         On March 24, 1998 the Company authorized the amendment to the par value of the 10,000,000 shares of Series A. Preferred stock from $1.00 par value to $0.01 par value. The 10,000,000 shares of Series A. Preferred stock will retain the priority voting rights of 100,0000 votes per share, thus enabling the holder of the preferred shares, to elect the majority of the board of directors and control the Company notwithstanding the amount of common share issued.

LY TRANSPORTATION CONSTRUCTION LTD.

         On August 15, 1997 in a related party transaction, the Company acquired 100% of L.Y. Transportation Construction Ltd., which was organized to engage in three joint ventures in the Guangdong Province, China. The Company's plan to raise $330,000,000 have not materialized, resulting in a failure to fund the joint venture, despite a good faith effort on the Company's behalf, which have included presentations and applications for loans made by management to major European Banks. These presentations and applications for loans, which were initially well received, were subsequently declined as the currency devaluation and ensuing financial crisis spread throughout Southeast Asia, and finally to Hong Kong, causing declines in excess of 50% in currency markets and stock exchange indexes. Thus, the worst economic crisis ever experienced in Asia, has necessitated tens of billions of dollars in emergency loans by the World Bank and financial aid packages by the I.M.F. to Southeast Asian member countries. These adverse economic factors could not have been foreseen by the Company, and are beyond the Company's control. Nor were these factors anticipated by the World Bank, the I.M.F. or the international financial community at large. The economic turmoil that has engulfed Southeast Asia has inflicted large financial losses, and has removed many financial institutions and institutional investors from the bond markets and private equity placements envisaged by the Company for this undertaking. The Chinese currency has not devalued and economic growth in mainland China remains strong particularly in the Guangdong Province. The Chinese officials have communicated their frustrations at the delays experienced by the Company's subsidiary, L.Y. Transportation Construction Ltd., in obtaining the financing. The Company's subsidiary has provided explanations for the delay and requested additional time in which to obtain alternative sources of financing. However, there can be no assurance that the P.R.C. officials will grant additional time, nor assurances that they will not elect to terminate the joint venture contract with L.Y. Transportation Construction Ltd., as a result of the failure to fund as required by the terms of the joint venture agreement.

FORT THOMAS HOTEL AND RESORT

         On August 19, 1997 the Company acquired the Fort Thomas Hotel Resort in St. Kitts, in exchange for the issue of 1,027,828 shares of common stock to be valued at $10,000,000. The acquisition agreement provides for the Seller to retire an outstanding obligation to the Government of St. Kitts of $851,007.52. The Seller defaulted on its obligations to satisfy certain mortgage liens against the property, and as a consequence, the Company has been compelled to assume the liability. The Company offered to purchase the mortgage from the Government of St. Kitts, who have agreed to sell the mortgage as of February 28, 1998, for the sum of $891,027,.300, together with interest thereon. After a title search, the Company's legal counsel in St. Kitts, found that there were additional liens totaling $3,600,000, which the Seller failed to disclosed or satisfy. The Company has instructed its legal counsel to verify the authenticity of these liens. Until such time as these liens are settled or removed, the Company will reflect the lien amounts as a liability on its financial statements. Further to the acquisition agreement date (August 19, 1997), the price per share was determined at closing, as reported on the NASDAQ bid price.

         The purchase price of $10,000,000 was satisfied by the issuance of the Company's common stock. The Company warranted that at the expiration of the term of one year, if the price per share has declined in excess of 10% of the closing bid price, additional shares shall be issued to the Seller in the same ratio, as set forth above, to restore the original selling price on the closing date. The issuance of additional common stock to the sellers may result in a significant dilution of net tangible book value per share, as held by current shareholders of the Company.

FINDEX PROPOSED ACQUISITION

         The  Company  has   recognized  the  importance  of  the  Internet  and
information   technology-related   business,  as  an  area  with  potential  for
substantial future growth. The Company had agreed to acquire, subject to completion of due diligence, "FINdex.com". After a lengthy negotiation, the Company has not reached final agreement on the terms and conditions of the proposed acquisition. However, the management of FINdex is currently preparing a acquisition proposal that will be on terms and conditions considered favorable to the Company. The Company will endeavor to finalize this acquisition in the next quarter.

TRAVEL NET INTERNATIONAL CORPORATION

         On August 7, 1997, the Company agreed to dispose of the Company's majority owned operating subsidiary, Travel Net International Corporation, and its wholly subsidiary Sterling AKG Corp., in exchange for the common stock owned by its majority shareholder, Laurie Doll Gladstone. The shares are being held in escrow until finalization of the transaction. Laurie Doll Gladstone received an irrevocable three year put option, which requires the Company to purchase
Gladstone's 584,400 shares in Travel Net for $2,000,000 in fully registered shares of the corporation. If the corporation did not show $10,000,000 in net assets on its certified financial statements for the quarter ended September 30th 1997, on or prior to October 1, 1997, then the corporation must return to Mrs. Gladstone any such number of shares of the corporation, which would provide her with 80% of the outstanding securities (on a fully diluted basis) of the corporation. The transaction is being held in escrow until all differences can be reconciled.

LICENSING AGREEMENT WITH TRAVELNET INTERNATIONAL CORPORATION

         The Company acquired the right to develop an international network of independent travel agencies that will operate under the name of STERLING WORLDWIDE TRAVEL. The Company has entered into a licensing agreement with Travelnet International Inc. ("Travelnet"), a Boca Raton, Florida-based travel and marketing group. Under this license agreement, the Company will have the right to develop the Travelnet brand name, to market a wide variety of travel-related products and services, including discounted air fares, cruises, hotels, vacation packages, time shares and car rentals. Marketing will be via a network of international agencies and a marketing force of independent travel consultants, who have purchased the right to operate as independent travel consultants on behalf of Travelnet. The Company is currently negotiating with First Premium Alliance Holding Ltd., to handle the marketing of Travelnet travel products in Europe.

INVESTMENTS PROPERTY INTERNATIONAL CORPORATION

         The Company has acquired Investment Property International, a commercial real estate investment and brokering business. The Company intends to expand its commercial real estate brokerage operation internationally, by establishing offices in South Africa, United Kingdom, the Bahamas, the Dominican Republic, Brazil, Bangkok and Thailand. As of date hereof, the Company has not started operating with this corporation. The Company has authorized the issuance of the shares required, but as of this date, the shares have not been issued. Company management believes that it will take a substantial additional investment, to provide the capital necessary to pay the cost and expenses of the Company's proposed expansion plans and to fund the corporate overhead, legal, and general working capital requirements. As of yet, no such funds are available, and no assurances can be given that the Company will be able to procure sufficient funds to carry out its business plan.

RESORT MARKETING.

         The Company has also acquired a Florida-based company, which specializes in the marketing of resort condominiums and resort-related properties. This company is preparing to market resort condominiums property in Orlando, Florida, Las Vegas, Nevada, South Africa, the Dominican Republic, and the Caribbean. As of this date, the Company has not started operating because shares have not been issued. Company management believes that it will take substantial additional investment, to provide the capital necessary to pay the cost and expenses of the Company's proposed expansion plans and to fund the corporate overhead, legal, and general working capital requirements. As of yet, no such funds are available, and no assurances can be given that the Company will be able to procure sufficient funds to carry out its business plan.

VENEZUELAN TIMBER CONCESSIONS

         On November 25,1997, the Company approved a resolution to acquire certain timber concessions in the Country of Venezuela, in exchange for the issuance of 2,250,000 shares of common stock to be valued at $10.00 per share. The Company agreed on November 30, 1997 to convert the shares, pursuant to Regulation "S", provided that it could obtain confirmation from the SEC; that issuance of the shares to a foreign seller in exchange for assets located in a foreign country would meet the requirements of Regulation "S". The Company's legal counsel, Mr. John Frohling, has advised the Company that he is unable to render an opinion qualifying the stock issuance under Regulation "S"; therefore the Company has issued the restricted common shares to the Assignor Brasmex SA, a Panama Corporation. The Company received an assignment of certain timber concessions covering 144,680 hectares, and shall be entitled to a royalty from operations thereon, for the term of the lease and any extensions thereof equal to 25% of the after expense profits.

         On November 25, 1997, the Company approved a resolution to enter into an operating lease agreement granting the rights to Champion Success Ltd., to harvest the timber as provided for in the concessions granted by the Government of Venezuela. In exchange for the issue of 1,350,000 shares of common stock, to be valued at $10 per share, Champion Success Ltd., agreed to operate the concessions and to provide all necessary logging equipment, personnel and financing to operate the concession. The Company agreed on November 30, 1997 to convert the shares issued to Champion Success Group, pursuant to Regulation "S", provided that it could obtain confirmation from the SEC that issuance of the shares to a foreign seller in exchange for assets located in a foreign country would meet the requirements of Regulation "S". The Company's legal counsel, Mr. John Frohling, has advised the Company that he is unable to render an opinion qualifying the stock issuance under Regulation "S". Therefore, the Company has issued the restricted common shares to Champion Success Ltd., a Nevis Corporation. The Company entered into a operating lease agreement, and will be entitled to a royalty from operations thereon, for the term of the lease agreement, thereof equal to 25% of the after expense net revenue from operations. As of the date hereof, the Company has not received any royalty payments and the Company has requested a detailed statement of operations and expenses from the management company. On January 10, 1998 the Company agreed to that in the event that the share price is less than $10 per share in September 1998, the Company will issue additional shares to Champion Success Ltd. The issuance of additional common stock to the sellers may result in a significant dilution of net tangible book value per share, as held by current shareholders of the Company.

GROWTH FUND STOCK INVESTMENT

         Growth Fund Partnership Inc., a Florida corporation, is a diversified asset based company with interest in gold mining claims located in Grant County, New Mexico USA and Kitts County, State of Washington. Growth Fund Partnership Inc., owns a 1,171 acre land tract located in Swain County, North Carolina and approximately 3,500,000 acres of land in the State of Para, United States of Brazil. Growth Fund Partnership Inc., also holds a $30,000,000 interest in a financial services company known as International Mercantile Corporation, which has been a publicly traded company for over 20 years. The Company's business focus has been life insurance and mortgage operations. Home America Mortgage Company is a mortgage brokerage network, that has been in business for over 10 ten years. During which time, it has closed over $500,000,000 in mortgage loans.

         Sterling Worldwide has acquired 715,000 shares of unregistered common stock of Growth Fund Partnership Inc., from Rama Development Inc., in exchange for $28,600,000, which was satisfied by the issuance of 2,600,000 shares of restricted common stock of the Company's treasury stock. The Company intends to hold these shares as a long term investment and may seek to acquire addition shares of Growth Fund Partnership Inc., in the future.

PARKERSBURG WEST VIRGINIA -  50 OIL AND GAS WELLS

         On December 13, 1997, the Company approved a resolution to acquire a 25% working interest in 50 oil/gas wells located within the state of West Virginia, in exchange of 638,000 shares of common stock to be valued at $ 7,000,000. The Company issued the shares to Mountaineer Gas Transmission, Inc. On January 19, 1998 the Company agreed to increase the number of shares by 1,800,000 shares for a total of 2,483,000 shares of common stock to satisfy the $ 7,000,000 purchase price. Mountaineer Gas Transmission will operate and manage the wells for Sterling pursuant to an operating and management agreement. Operating costs to the Company will be deferred until such time as the wells have been re-engineered. The re-engineering process will be carried out by Mountaineer Gas Transmission Inc. It is estimated that it will take approximately 24 months to complete the re-engineering work on all 50 wells in order to bring them to full production capacity. The Company will be filing the assignment of the 25% of the working interest in the 50 oil/gas wells with the state of West Virginia.

PLATINUM INVESTMENT CORPORATION LIMITED

         On December 21, 1997, the Company approved a resolution to acquire 80% of the shares of common stock of Platinum Investment Company Inc., (a Bahamian Corporation) in exchange for 4,900,000 shares of common stock. Due to the decline in the price of the Company's common stock in February 1998, the Company agreed to issue an additional 25,000,000 of Series of B preferred stock to satisfy the $33,000,000 agreed purchase price.

         On February 24, 1998 the Company approved a resolution for the issuance of 7,500,000 shares of common stock and 15,000,000 Series B Preferred stock as partial payment for the purchase of 1640 acres of land located on Cat Island in the Bahamas. The purchase price of $45,000,000 is to be satisfied as to $30,000,000 by the issuance of the stock and balance of $15,000,000 is payable in cash at closing from the proceeds of a new first mortgage which the Company is seeking to obtain on behalf of Platinum Investment Corporation, Ltd. Platinum will take title to the property and be responsible for the development thereof. The balance of $15,000,000 is due 90 days from the February 18, 1998.

         On March 11, 1998 the Board approved the acquisition by Platinum Investment Company Ltd. of a tract of land known as Sierra Pelada, (1,150,000 square meters ) in the Province of Malaga, Spain. The Company will issue 3,544,000 shares of restricted common stock to the sellers of the land. The purchase price of $7,544,000 is to be satisfied as to 3,544,000 by the issuance of the stock, and the balance of $3,000,000 is payable in cash at closing. Limited, who will take title to the property, will be responsible for the development of the property. The $3,000,000 balance of purchase price is payable at closing within 60 days of March 11, 1998.

         On April 18, 1998 the board authorized the issuance of 1,000,000 shares of common stock to be issued to Thomas Conjaero Guillen, Attorney at Law, Avendia De La Liberstad, 2nd Floor 2E Torrevieja Alicante 03180, to secure the option pending the completion of the purchase of the property know as La Valle Grand, a site located in Torrevieja, near Alicante Spain. This transaction is scheduled to be completed within 60 days of signing the option agreement, subject to the Company obtaining financing in the form of an acquisition and development loan on the land to be acquired.

RUSSIAN TRANSPORT INSURANCE CO

         On February 18, 1998 the Company agreed to acquire 10% of Russian Transport Insurance Co., in exchange for 3,000,000 shares of the common stock and 97,000,000 Series C Preferred Shares. As part of the agreement, 350,000 shares common stock of the Company is to be issued to Growth Fund Partnership, Inc., for arranging the transaction. Growth Fund Partnership, Inc., will receive 50% of all consideration received by Sterling Worldwide Corporation from RTIC in terms of the agreement. This agreement is subject to the approval of the RTIC board of directors within 45 days from March 9, 1998.

SWAIN COUNTY, NORTH CAROLINA

         On March 7, 1998 in a related party transaction, the board approved of a 50% joint venture together with LaSalle Group, Ltd., in terms of which the Company and LaSalle Group Ltd., will jointly acquire and develop a 1717 acre land tract, located in Swain County, North Carolina. The agreement provides for a 50/50 joint venture ownership and operation of the property. In exchange for the 50% ownership interest in the property, the Company will issue of 8,000,000 shares of Series D. Preferred stock of the Company. LaSalle Group, Ltd., will contribute US$8,000,000 toward the acquisition of the land, by issuing a promissory note in favor of the seller of the land. Natural Park USA, Inc., a wholly owned subsidiary of the Company ,will hold title and be responsible for the development of the property.

BUENA VISTA LODGE AND HOTEL - GUANACASTE, COSTA RICA

         On March 11, 1998 the Company entered into an agreement with First Premium Alliance Holding, Ltd., to issue 5,000,000 shares of the Company's Series B preferred stock to First Premium Alliance Holdings, Ltd.. Premium Alliance Holdings, Ltd., will utilize the stock as collateral to obtain working capital and secure a deposit for a leasehold interest in a resort property known as Buena Vista Lodge and Hotel in Guanacaste, Costa Rica. The Company entered into a 50% interest in a joint venture agreement with First Premium Alliance Holdings, Ltd., to acquire, operate, manage, develop and market the property as a multi-ownership vacation resort. As of the date hereof, the joint venture partners continue to negotiate the terms of the acquisition of the Buena Vista Lodge.

INTERNATIONAL PROPERTY LIST, INC.

         On April 3, 1998 the Company entered into an agreement with Jerald Ritter to acquire 50% of International Property List Inc., a Florida corporation, the publisher of Caribbean Property List (publication of real estate for sale in the Caribbean), and Caribbean Property List (publisher of the web site Http://www.caribpro.com). The purchase consideration for the acquisition is $120,000, payable in common stock as at April 3, 1998 at a value of US$0.19 per share. The closing date for this transaction is July 3, 1998. In addition, the Company is required to purchase Lots EN1,2 and 3 Bahamia North, located on the 16th green and fairway of the Princess Ruby Golf Course, Freeport
- Grand Bahama, for a purchase price of $150,000 payable in cash at closing on July 3, 1998. The two transactions are contingent on the other closing simultaneously. The Company has agreed that if the total value of the shares sold and owned by Ritter as of April 3, 1999 is less than $120,000, the Company is obligated to pay the difference in cash to Ritter.

CARMELITA RESOURCES, LTD.

         In March, the Company made an unsolicited offer to acquire Carmelita Resource, Ltd., a Vancouver Stock Exchange CFHV, for USD$70,000,000 in a new class convertible preferred shares. Each preferred share will be convertible into ten(10) shares of common stock and accompanied by 10 warrants exercisable at USD$1.00 per share. The issue price of the convertible preferred stock will be USD$7.00 per convertible preferred share. Both companies are currently completing their due-diligence on each other, before finalizing any agreement. The Company can not predict the outcome of its offer at this time.

                           PART 11 - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On Jan 20, 1998 the Company and John Frohling, as escrow agent for Sterling Worldwide Corporation, filed a law suit in the Superior Court of New Jersey Chancery Division - Essex County Docket No C17-98 against Alan Berkun, Lexington Capital Corporation, Interra Clearing Services Inc., for the collection of $708,000 due and outstanding to Sterling Worldwide Corporation in respect of stock options exercised by Alan Berkun.

         Further, to the knowledge of management, no director or executive officer is party to any action in which there would be any adverse interest in the Company.

ITEM 2.  CHANGES IN SECURITIES

         On July 10, 1997, the Company authorized an amendment to its Articles of Incorporation. The authorized share capital shall be increased from 100,000 shares of common stock to 500,000,000 shares of common stock at $.001 par value. The Company shall have 10,000,00 shares of Class A Preferred Stock of $0.01 per share par value. The Class A Preferred Stock shall have super priority voting votes rights equal to 100,000 votes per share. Furthermore, the holders of the Class A shares have the right to elect the majority of the directors to the Board of the Company. Finally, the Company shall have 490,000,000 shares of Class B Preferred stock which shares shall be non-voting and have a par value of $.001 per share, which shall be convertible into one share of common stock at a conversion rate of ten shares of common stock for each Preferred share surrendered.

         On March 24, 1998 the Company authorized an amendment to its Article of Incorporation to reduce the par value of the Series A. Preferred from $1.00 to $0.01 per share. Further, the Company authorized the 100,000,000 shares of Series C Preferred Stock which shares shall be convertible in 1/10 of a common share and have a par value of $1.000 per share. In addition, the Company authorized 8,000,000 shares of Series D Preferred Stock, which shares shall be non-assessable, unregistered common stock and 5 warrants convertible into 5 fully paid, non-assessable, registered common stock at a warrant exercise.

ITEM 6.           EXHIBITS  AND  REPORTS  ON FORM 8-K  (SECTION  24.308  OF THIS
                  CHAPTER).

(a)               Exhibits
                  None.

(b)               Reports on Form 8-K
                  None.



                       THIS SPACE INTENTIONALLY LEFT BANK

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

STERLING WORLDWIDE CORPORATION

Date:    April 17, 1998                     By /s/ Abbe NE Greyling
                                            ------------------------------------
                                            Anne ME Greyling, President

Date:    April 17, 1998                     By /s/ Mary Duncan
                                            ------------------------------------
                                            Mary Duncan, Secretary

                 Sterling Worldwide Corporation and Subsidiaries
                      Consolidated Statement of Operations
                            As of September 30, 1997
                                   (Unaudited)

                 Sterling Worldwide Corporation and Subsidiaries
                      Consolidated Statement of Operations
                            As of September 30, 1997
                                   (Unaudited)


                                     Index
                                                                     Page
                                                                     ----

Accountants' Unaudited Report                                          1

Financial Statements

  Balance Sheet                                                        2

  Statement of Operations                                              3

  Statement of Stockholders' Equity                                    4

  Statement of Cash Flows                                              5

  Notes to Financial Statements                                        6-11

To the Board of Directors and Stockholders
Sterling Worldwide Corp. and Subsidiaries




The accompanying consolidated balance sheets of Sterling Worldwide Corp. and Subsidiaries as of September 30, 1997, and the related statements of operations and cash flows for the three and nine months then ended were not audited by us and, accordingly, we do not express an opinion on them.









/s/ Berkovits & Company, P.A.
-----------------------------
    Berkovits & Company, P.A.



Plantation, Florida
February 17, 1998

                         Sterling Worldwide Corporation and Subsidiaries
                                   Consolidated Balance Sheet
                                           (Unaudited)

                                             Assets

                                                                        9/30/97       12/31/96
                                                                       Unaudited      Audited
                                                                      -----------   -----------
Current Assets
  Cash and cash equivalents                                           $    27,111   $    93,888
  Investments-other                                                        60,000            --
  Officer receivable                                                           --        58,469
  Net current assets of discontinued operations                                --       382,329
                                                                      -----------   -----------

                  Total current assets                                     37,111       534,686


Property and equipment, net                                             8,084,001         1,249
Net property and equipment of discontinued operations                          --         4,501

Intangible assets, net                                                  1,918,490         2,948
Net intangible assets of discontinued operations                               --        15,833
Net other assets of discontinued operations                                    --         1,500
                                                                      -----------   -----------

                  Total assets                                        $10,089,602   $   560,717
                                                                      ===========   ===========

                         Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                                                    $   432,260   $        --
  Net current liabilities of discontinued operations                           --        67,302
                                                                      -----------   -----------

                  Total current liabilities                               432,260        67,302
Long Term Liabilities
  Note payable-Bank                                                        61,842
  Mortgage notes  payable                                               4,554,455            --
  Minority interest in discontinued operations of subsidiary                   --        46,049
                                                                      -----------   -----------

                  Total liabilities                                     5,048,557       113,351
                                                                      -----------   -----------

Stockholders' Equity
  Preferred stock, Class A, $.001 par value, 10,000,000
    shares authorized, issued and outstanding                              10,000            --

  Preferred stock, Class B, $.001 par value, 490,000,000 shares authorized, no shares issued and outstanding

  Common stock; $.001 par value; 500,000,000 shares
  authorized; 51,045,326 and 16,375 shares issued and
  outstanding                                                              51,046            16
  Additional paid in capital                                            5,194,050       467,796
  Accumulated (deficit)                                                  (214,051)      (20,446)
                                                                      -----------   -----------

                  Total Stockholders' Equity                            5,041,045       467,796
                                                                      -----------   -----------
                  Total Liabilities and Stockholders' Equity          $10,089,602   $   560,717
                                                                      ===========   ===========

           The accompanying notes are an integral part of these financial statements.

                            Sterling Worldwide Corporation and Subsidiaries
                                  Consolidated Statement of Operations
                                               (Unaudited)

                                                     For the three months             For the nine months
                                                      ended September 30,             ended September 30,
                                                    1997            1996            1997            1996
                                                ------------    ------------    ------------    ------------
Revenues
  Sales and commissions                         $     34,258    $               $     34,258    $
  Other income                                         1,475               0           1,475
                                                ------------    ------------    ------------    ------------
        Total Revenues                                35,733          35,733
                                                ------------    ------------    ------------    ------------
Costs and Expenses
  Costs of goods sold                                 13,827          13,827
  General and administrative                          66,348             415         137,165             415
                                                ------------    ------------    ------------    ------------
        Total Costs and Expenses                      80,175             415         150,992             415
                                                ------------    ------------    ------------    ------------
        Consolidated net(loss) from continuing
        operations                                   (44,442)           (415)       (115,259)           (415)

(Loss) form discontinued operations                   (4,461)        (67,691)
                                                ------------    ------------    ------------    ------------
        Consolidated net (loss)                 $    (48,903)   $       (415)   $   (182,950)   $       (415)
                                                ============    ============    ============    ============

Net (loss) per common share                     $      (.002)   $      (0.15)   $       (.02)   $      (0.15)
                                                ============    ============    ============    ============

Weighted average number of shares
  outstanding                                     26,573,070           2,734       8,965,884           1,831
                                                ============    ============    ============    ============

                  The accompanying notes are an integral part of these financial statements

                                         Sterling Worldwide Corporation and Subsidiaries
                                    Consolidated Statement of Changes in Stockholders' Equity
                                                           (Unaudited)

                                                  Preferred Stock          Common Stock
                                              ======================  =====================
                                                 Par Value $0.001        Par Value $0.001    Additional
                                              ======================  =====================    Paid in   Accumulated
                                               Shares       Amount        Shares    Amount     Capital    (Deficit)       Total
                                              ======================  =====================  ==========  ===========   ===========

Balance- December 31,1995                                                  1,375   $      1  $   51,999   $  (2,000)  $    50,000

Issuance of common stock
  (Regulation S) for cash at $ 50 per
   share on October 29,1996                                                2,500          3     124,997                   125,000

Issuance of common stock
  (restricted) on December 24,1996
  for net assets of Travelnet
  International Corp.                                                     12,500         12     290,800                   290,812

Net loss for the year                                                                                       (18,446)      (18,446)
                                              ----------    --------  ----------   --------  ----------   ---------   -----------
Balance- December 31,1996                                                 16,375         16     467,796     (20,446)      447,366

Issuance of common stock
  and preferred stock  (restricted) on
  August 13,1997 for 100% of common
  stock of LY Transportation
  Construction, LTD.                          10,000,000      10,000  50,000,000     50,000                                60,000

Issuance of common stock
  (restricted) on August 17,1997 for
   net assets of Fort Thomas
   Development Co. LTD., Fort Thomas
   Management Co. LTD. and Limekiln
   Development ,LTD.                                                   1,027,828      1,028   4,676,254                 4,677,282

Issuance of fractional shares                                              1,123          2                                     2

Net loss for the period ended
  September  30, 1997                                                                                      (182,950)     (182,950)
                                              ----------    --------  ----------   --------  ----------   ---------   -----------
Balance-September 30, 1997                    10,000,000    $ 10,000  51,045,326   $ 50,000  $5,144,050   $(203,396)  $ 5,001,700
                                              ==========    ========  ==========   ========  ==========   =========   ===========

                             The accompanying notes are an integral part of these financial statements

                                Sterling Worldwide Corporation and Subsidiaries
                                     Consolidated Statement of Cash Flows
                                                  (Unaudited)

                                                                  For the three months              For the nine months
                                                                   ended September 30,              ended September 30,
                                                                 1997               1996           1997            1996
                                                              ----------         ----------     ----------      ---------
 Cash flows from operating activities:
       Net income (loss)                                      $  (48,903)        $     (415)    $ (182,950)     $    (415)
       Adjustments to reconcile net loss to
         net cash used in operating activities
       Depreciation and amortization                                 176                               620
       (Increase) in organizational costs                         (3,050)                           (3,050)
       Increase in accounts payable                               61,291                            63,728
       Discontinued operations-non cash charges
         and changes in assets and liabilities                   (78,740)                           54,875
                                                              ----------         ----------     ----------      ---------
       Net cash from (used in) in operating activities           (69,226)              (415)       (66,777)          (415)
                                                              ----------         ----------     ----------      ---------

 Cash flows provided by financing activities:

       Borrowings from officer                                                        2,000                         2,000
                                                              ----------         ----------     ----------      ---------
       Net cash provided by financing activities                                      2,000                         2,000
                                                              ----------         ----------     ----------      ---------

 Net increase (decrease) in cash and cash equivalents            (69,226)             1,585        (66,777)         1,585

 Cash and cash equivalents, beginning of period                   96,337             50,000         93,888         50,000
                                                              ----------
 Cash and cash equivalents, end of period                     $   27,111         $   51,585     $   27,111      $  51,585
                                                              ==========         ==========     ==========      =========


                         The accompanying notes are an integral part of these financial statements

                Sterling Worldwide Corporation and Subsidiaries
                         Notes to Financial Statements

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

Note 2   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         PRINCIPLES OF CONSOLIDATION- The consolidated financial statements include the accounts of Sterling Worldwide Corporation and its wholly owned subsidiaries Fort Thomas Development Company Ltd., Fort Thomas Management Co. Ltd.. and Limekiln Development Ltd. All significant intercompany transactions have been eliminated.

         ACCOUNTING METHODS- The Company recognizes income and expenses based on the accrual method of accounting in accordance with generally accepted accounting principles.

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

         The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

         CASH AND CASH EQUIVALENTS-For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in financial institutions, which are federally insured up to a limit of $100,000.

         INTANGIBLES- Intangible Assets consist of goodwill and organization costs and are being amortized on a straight -line basis.

         LOSS PER SHARE- Loss per share is calculated by dividing net loss by the weighted average common stock and common stock equivalents outstanding during the period, adjusted to give effect to a 1 for 4 reverse stock split in April 1997 and a 1 for 200 reverse split in July 1997.

                Sterling Worldwide Corporation and Subsidiaries
                         Notes to Financial Statements


         PROPERTY AND EQUIPMENT- Property and equipment are recorded at cost. The Company follows the practice of charging expenditures for additions or major replacements to the asset accounts. When assets are retired or otherwise dispose of, the cost or other basis thereof, and the related accumulated depreciation is eliminated from the respective accounts with any gain or loss being recognized in that period. The Company provides for depreciation using the straight-line method over the estimated useful lives of the assets as follows:

                                                                       Years
                                                                       -----
         Buildings                                                       30
         Equipment, Furniture and Improvements                            5

Note 3   LONG-TERM LIABILITIES

         The bank note payable is payable in monthly installments of
         $2,995. Payments are due until August 31, 1999. Interest on the note is 11% and it is secured by a second mortgage on the
         company's property in St. Kitts-Nevis.                       $   61,842
                                                                      ----------

         The loan due the government of St. Kitts-Nevis became due
         October 31, 1992. Interest at the rate of 11.5% is computed and compounded annually. The liability is secured by a
         mortgage in favor if the government of St. Kitts-Nevis.      $  864,455

         Note payable dated January 1, 1997, interest at 6% mortgage
         secured by land.                                              2,000,000

         Note payable dated January 1, 1997, interest at 6% mortgage
         secured by land.                                              1,690,000
                                                                      ----------
                                                                      $4,554,455
                                                                      ==========

         The mortgages registered against the property in the amount of $ 3,690,000 due to Equitable Holding Ltd., a company incorporated under the Laws of the Federation of St. Christopher and Nevis. The mortgages accrues interest at the rate of 6% p.a. starting on Januaray 01, 1997. The company has initiated legal proceedings to have the mortgages removed.

         In addition, the Registrar of the Supreme Court of St. Kitts-Nevis has by letters dated January 12, 1998 advised the company that two caveats have been filed by separate non-resident parties, forbidding any dealings in the said lands of the company.

         At this point, the directors are uncertain as to the outcome of these caveats. However, the liabilities have been recorded as mortgages payable.

Note 4   SUPPLEMENTAL CASH FLOW INFORMATION

         For the period ended September 30, 1997:

         1). In connection with the acquisition of the assets and assumption of certain liabilities of the Fort Thomas Hotel Resort in St. Kitts, the Company issued 1,027,828 shares of stock which it Valued at $10,000,000. The assets acquired totaled $10,000,000 and assumed liabilities of $5,006,808. The assets exceed liabilities by $4,993,192.

         2). The company issued 50,000,000 common shares ,.001 par value or $50,000 and 10,000,000 preferred shares, .001 par value or $ 10,000 for 100% of the common stock of LY Transportation. The asset acquired is being carried on the balance sheet at $60,000.

                Sterling Worldwide Corporation and Subsidiaries
                         Notes to Financial Statements

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

Note 6   DISCONTINUED OPERATIONS

         On December 24, 1996 Sterling Worldwide Corporation acquired 585,000 shares of Travelnet International Corporation or 86.4% of its outstanding stock by transferring 12,500 shares of common restricted shares of its common stock.

         The acquisition was accounted for as a purchase with the results of operations of Travelnet International and its wholly subsidiary Sterling AKG Corp. included from the acquisition date.

         On August 7, 1997, the Company agreed to dispose of the Company's majority owned operating subsidiary, Travelnet International Corporation and its wholly subsidiary Sterling AKG Corp. in exchange for the common stock owned by its majority shareholder, Laurie Doll Gladstone. The shares are being held in escrow until finalization of the transaction. Gladstone received an irrevocable three year put option which requires the corporation to purchase Gladstone's 584,400 shares in Travelnet for $2,000,000 in fully registered shares of the corporation. If the corporation did not show $10,000,000 in net assets on its certified financial statements for the quarter ended September 30, 1997 on or prior to October 1, 1997, then the corporation must return to Ms. Gladstone any such number of shares of the corporation which would provide her with 80% of the outstanding securities (on a fully diluted basis) of the corporation. The transaction is being held in escrow until all differences can be reconciled.

         Summarized results of operations for Travelnet for the period ended August 1997 are as follows:

                                                                 1997
                                                              ----------

                           Net Sales                          $4,011,201
                                                              ----------
                           Operating Loss                     $  (67,691)
                                                              ==========
                           Loss from discontinued
                             operations                       $  (67,691)
                                                              ==========

Note 7   COMMON STOCK TRANSACTIONS

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

                Sterling Worldwide Corporation and Subsidiaries
                         Notes to Financial Statements

         2. Authorized a series of 10,000,000 shares of Class A Preferred Stock of $.001 per share par value. The Class A Preferred Shares shall have superpriority voting rights of 100,000 per share and that the holders of the Class A shares shall have the right to elect majority of the directors to the Board of the Company, and

         3. Authorized 490,000,000 shares of Class B referred Stock which shares shall be non-voting and have a par value of $.001 per share and shall be convertible into one share of common stock at a conversion rate of ten shares of common stock for each Preferred Share surrounded.

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

         On August 13, 1997 the Company agreed to acquire Resort Marketing Group Inc., a Florida company specializing in the marketing of Resort condominium and resort-related properties in exchange for 150,000 shares of restricted common stock.

         On August 13, 1997 in a related party transaction, the Board approved the acquisition from LaSalle Group, Ltd. of 100% of the issued and outstanding stock of LY Transportation Construction Ltd., a BVI company and four corporate entities to be known as Natural Park Bahamas, Ltd., Natural Park S.A. Ltd., Natural Park Alaska, Inc. and Natural Park U.S.A, Inc. in exchange for the issuance of 10,000,000 shares of Class A Preferred of $.001 par value and 50,000,000 shares of newly issued restricted common stock of the Company. The total of $60,000 is being reflected as investments other, on the company's balance sheet.

         On August 19, 1997, the Company approved a Resolution to acquire the Fort Thomas Resort in St. Kitts in exchange for the issue of 1,027,828 shares of common stock to be valued at $10.00 per share in exchange for the real property commonly known as the Fort Thomas Resort. The Company has issued 1,027,828 shares of common stock to be held in escrow pending the closing of these transactions.

Note 8   SUBSEQUENT EVENTS

         On November 25,1997 the Company approved a resolution to acquire certain timber concessions in the Country of Venezuela in exchange for the issue of 2,250,000 shares of common stock to be valued at $10.00 per share. The Company agreed on November 30, 1997 to convert the shares pursuant to Regulation "S" provided that it could obtain confirmation from the SEC that issuance of the shares to a foreign seller in exchange for assets located in a foreign country would meet the requirements of Regulation "S". The Company Legal Counsel Mr. John Frohling has advised that he is unable to render an opinion qualifying the stock issuance under Regulation "S" and therefore the Company has issued the restricted common shares to the Assignor Brasmex SA, a Panama Corporation. The Company received an Assignment of certain timber concessions covering 144,680 hectares and shall be entitled to a royalty from operations thereon for the term of the lease and any extensions thereof equal to 25% of the after expense profits.

                Sterling Worldwide Corporation and Subsidiaries
                         Notes to Financial Statements


         On November 25, 1997 the Company approved a resolution to enter into an operating lease agreement granting the rights to Champion Success Ltd. to harvest the timber as provided for in the concessions granted by the Government of Venezuela. In exchange for the issue of 1,350,000 shares of common stock to be valued at $10 per share Champion Success Ltd. agreed to operate the concessions and to provide all necessary logging equipment, personnel and financing to operate the concession. The Company agreed on November 30, 1997 to convert the shares issued to Champion Success Group pursuant to Regulation "S" provided that it could obtain confirmation from the SEC that issuance of the shares to a foreign seller in exchange for assets located in a foreign country would meet the requirements of Regulation "S". The Company Legal Counsel Mr. John Frohling has advised that he is unable to render an opinion qualifying the stock issuance under Regulation "S" and therefore the Company has issued the restricted common shares to Champion Success Limited, a Nevis Corporation. The Company entered into an Operating Lease Agreement and will be entitled to a royalty from operations thereon for the term of the lease agreement thereof equal to 25% of the after expense net revenue from operations. As of the date hereof the company has not received any royalty payments and the company has requested a detailed statement of operations and expenses from the Management Company. On January 10, 1998 the company agreed to that in the event that the share price is less than $10 per share in September 1998 the company will issue additional shares to Champion Success Limited.

         On November 11, 1997 the Company to acquired 715,000 shares of common shares of Growth Fund partnership Ltd. a Florida Corporation in exchange for 2,600,000 shares of common stock of the Company valued at $10.00 per share.

         On December 13, 1997 the Company approved a resolution to acquire a 25% working interest in 50 oil/gas wells located with in the State of West Virginia in exchange for of 638,000 share of common stock to be valued at $7,000,000. The Company issued the Shares to Mountaineer Gas Transmission, Inc. On January 19, 1998 the company agreed to increase the number of shares by 1,800,000 shares for a total of 2,483,000 shares of common stock to satisfy the $7,000,000 purchase price.

         On December 21, 1997 the company approved a resolution to acquire 80% of the shares of common stock of Platinum Investment Company Inc. (a Bahamian Corporation) in exchange for 4,900,000 shares of common stock due to the decline in the price of the Companies common stock. In February 1998, the Company agreed to issue an additional 25,000,000 of Series of B preferred stock to satisfy the $33,000,000 agreed purchase price.

         On January 6, 1998 the Company approved a resolution for the issuance of 50,000,000 shares of common stock to LaSalle Group, Ltd. to be used as collateral for a loan of $2,500,000 which was to be arranged by Atlantic Holdings Limited with in 30 days. On February 7, 1998 the shares were returned to treasury of the Company as Atlantic Holding Limited were unable to procure the loan within the 30 day period.

         On February 24, 1998, the Company approved a resolution for the issuance of 7,500,000 shares of common stock and 15,000,000 Series B Preferred stock as partial payment for the purchase of 1640 acres of land located on Cat Island in the Bahamas. The purchase price of $45,000,000 is to be satisfied as to $30,000,000 by the issuance of the stock and balance of $15,000,000 is payable in cash at closing from the proceeds of a new first mortgage which the company is seeking to obtain on behalf of Platinum Investment Corporation. Limited. Platinum will take title to the property and responsible for the development of the property the $15,000,000 is due 90 days from the February 18, 1998.

                Sterling Worldwide Corporation and Subsidiaries
                         Notes to Financial Statements

         On February 18, the company agreed to acquire 10% of Russian Transport Insurance Co in exchange for 3,000,000 shares of the common stock and 97,000,000 Series C Preferred Shares. As part of the agreement 350,000 shares common stock of the company is to be issued to Growth Fund Partnership Inc. For arranging the transaction. Growth fund will receive 50% of the all consideration received by Sterling Worldwide Corporation from RTIC in terms of the agreement. This agreement is subject to the approval of the RTIC board of directors with in 45 days from March 9, 1998.

         On March 4, 1998, the Company authorized an amendment to its Articles of Incorporation and Bylaws to provide for the following amended capital structure:

         Authorized 97,0000 shares of Series C. Preferred stock. at $1.00 par value.

         Authorized 8,000,000 shares of Series D. Preferred Stock which shares shall be non-assessable convertible preferred stock par value of $5.00 per share and convertible into 5 units, a unit consisting of 5 shares of fully paid, non-assessable, unregistered common stock and 5 warrants convertible into 5 fully paid, non-assessable, unregistered common stock at a warrant exercise price of $2.00 per share with an expiration date for said warrants two (2) years following the date of the issuance of the warrants.

         On March 7, 1998 in a related party transaction, the board approved of a 50% Joint Venture together with LaSalle Group, Ltd. in terms of which the company and LaSalle Group Ltd. will jointly acquire and develop a 1717 acre land tract, located in Swain County North Carolina. The agreement provides for a 50/50 Joint Venture ownership and operation of the Property. In exchange for the 50% ownership interest in the property the company will issue of 8,000,000 shares of Series D. Preferred stock of the Company. LaSalle Group, Ltd. will contribute $8,000,000 towards the acquisition of the land by issuing a promissory note in favor of the seller of the land. Natural Park USA Inc. a wholly owned subsidiary of the Company will hold title and be responsible for the development of the property.

         On March 11, 1998 the company entered into an Agreement with First Premium Alliance Holding Limited to issue 5,000,000 shares of Series B preferred stock to First Premium Alliance Holdings Limited. who will utilize the stock as collateral to obtain working capital and secure a deposit for a leasehold interest in a resort property known as Buena Vista Lodge and Hotel in Guanacaste, Costa Rica. The company entered into a 50% interest in a Joint Venture Agreement with First Premium Alliance Holdings Limited to acquire, operate, manage, develop and market the property as a Multi-ownership vacation resort.

         On March 11, 1998 the Board approved the acquisition by Platinum Investment Company Ltd. of a tract of land known as Sierra Pelada, (1,150,000 square meters ) in the Province of Malaga, Spain. The company will issue 3,544,000 shares of restricted common stock to the sellers of the land. The purchase price of $7,544,000, is to be satisfied as to 3,544,000 by the issuance of the stock and balance of $3,000,000 is payable in cash at closing Limited who will take title to the property and responsible for the development of the property. The $3,000,000 balance of purchase price is payable at closing within 60 days of March 11, 1998

         On March 24, 1998, the Company authorized an amendment to its Articles of Incorporation and Bylaws to provide for the following amended capital structure:

         Authorized 100,000,000 shares of Series C. Preferred stock, at $1.00 par value. The stock is convertible into 1/10 of a share of common stock.

         Authorized 8,000,000 shares of Series D. Preferred Stock which shares shall be non-assessable convertible preferred stock stated value of $5.00 per share and convertible into 5 units; a unit consisting of 5 shares of fully paid, non-asessable, unregistered common stock and 5 warrants convertible into 5 fully paid, non-assessable, registered common stock at a warrant exercise price of $2.00 per share with an expiration date for said warrants two (2) years following the date of the issuance of the warrants.

         The par value of the Preferred Stock, Class A. has been changed to $.001 per share.